Form 10KSB
period 1998-01-31
UNIVERSAL MONEY CENTERS INC
filed 1999-04-29
CIK 702167

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to

      Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
                 (Name of small business issuer in its charter)

                  Missouri                                     43-1242819
      (State or other jurisdiction of incorporation       (I.R.S. Employer
            or organization)                              Identification Number)

      6800 Squibb Road, Shawnee Mission, Kansas                   66202
      (Address of principal executive offices)                  (Zip code)


Issuer's telephone number:  (913) 831-2055

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class              Name of each exchange on which registered
          None                                          None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_|
No  |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 1998 were $3,822,156.

     The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past 60 days.

     The number of shares of the registrant's Common Stock outstanding as of April 14, 1999 was 39,293,069.

     Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                          UNIVERSAL MONEY CENTERS, INC.
                            FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

Section                                                                   Page


PART I.......................................................................1

  ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
  ITEM 2.  DESCRIPTION OF PROPERTIES........................................18
  ITEM 3.  LEGAL PROCEEDINGS................................................18
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............18

PART II.....................................................................18

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........18
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........20
  ITEM 7.  FINANCIAL STATEMENTS.............................................32
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCCOUNTING AND
           FINANCIAL DISCLOSURE.............................................50

PART III....................................................................50

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............50
  ITEM 10.  EXECUTIVE COMPENSATION..........................................51
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..52
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................53
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................58

NOTE CONCERNING THIS FILING

      This Annual Report on Form 10-KSB is the first periodic report filed by Universal Money Centers, Inc. (the "Company") pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") since the Company filed its Quarterly Report on Form 10-Q for the quarter ended April 30, 1987. The Company ceased filing periodic reports with the SEC in 1987 as a result of severe financial distress that placed the Company's continued survival in serious doubt. Since 1987, the current senior management of the Company has used the Company's limited financial resources to attempt to keep the Company operating and to resolve the Company's serious financial problems. See Item 1, "DESCRIPTION OF BUSINESS - Summary of Company Operations for Fiscal Years 1988 through 1997" and
Item 1, "DESCRIPTION OF BUSINESS - Summary Unaudited Historical Financial Information." As a result of recent improvements in the Company's financial condition, the Company is able to recommence filing periodic reports with the SEC.

      Concurrently with the filing of this Form 10-KSB, the Company is also filing Quarterly Reports on Form 10-QSB for the fiscal quarters ended April 30, July 31 and October 31, 1998 with the SEC. The Company intends to file the Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 on or before its due date, May 3, 1999. Unless otherwise indicated herein, this Form 10-KSB provides information concerning the Company as of January 31, 1998 and for periods prior to January 31, 1998. The discussion in this Form 10-KSB should be read in conjunction with the discussions of periods subsequent to January 31, 1998 contained in the periodic reports described above.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.


                                     PART I

Item 1.   DESCRIPTION OF BUSINESS


Overview

      Universal Money Centers, Inc., a Missouri corporation (the "Company"), is engaged in the business of operating a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. At January 31, 1998, the network consisted of approximately 256 ATMs owned by the Company or its affiliate, Universal Funding Corporation, 54 ATMs owned by banks and 6 ATMs owned by third party merchants. For a description of the relationship between the Company and Universal Funding Corporation, see Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation."

ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs that are included in the Company's ATM network.

      To maximize usage of ATMs in the Company's network, the Company has relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. The Company has relationships with Cirrus and Plus, the two principal national card organizations, whose members are banks and ATM network operators and other companies sponsored by member banks. The Company also has relationships with major credit card issuers such as Visa, MasterCard and Discover which enable the holder of a credit card to use ATMs in the Company's network to process a transaction.

      The Company's revenues are principally derived from two types of fees, which the Company charges for processing transactions on its ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in the Company's network. In addition, in most cases the Company receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in the Company's network. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have become and are expected to continue to be a substantial source of revenue for the Company and other ATM network operators. In fiscal 1997 and 1998, surcharge fees represented approximately 33% and 51% of the Company's total revenues, respectively.

      The Company's recent return to profitability coincided with, and has been substantially dependent upon, the imposition of surcharge fees. Any changes in laws or card association rules materially limiting the Company's ability to impose surcharge fees would have a material adverse effect on the Company. See "--Regulatory Matters - Surcharge Regulation."

      In addition to revenues derived from interchange and surcharge fees, the Company also derives revenues from providing network management services to banks and third parties owning ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.


Company Strengths

      The Company believes it has important strengths which should enable it to successfully pursue its business strategy and solidify its position as a regional ATM network operator:

      Competitive Experience. The Company began operating an ATM network in the early 1980's when ATMs were first being introduced by banks to their customers. The Company's key executives have been actively involved in the Company's business for over ten years. As a result, the Company has significant experience addressing the technical and management challenges that arise in the operation of an ATM network business. Moreover, the Company faced many of these challenges with extremely limited financial resources. Management believes this experience enhances the Company's ability to efficiently manage its network and provide reliable service to customers. The Company believes this experience cannot easily be duplicated by competitors, many of which have entered the business since the advent of surcharge fees.

      Transaction Processing Capability. The Company has the capability to process (or "drive") transactions both on Company owned ATMs and ATMs operated for third parties. Transaction processing ("driving") involves maintaining the information systems capability to interface with card organizations and card issuers through a computer switch. Management believes this capability provides the Company many competitive advantages over ATM network operators who pay third parties to perform this service. Most importantly, the Company believes it has lower costs than some competitors because it is able to perform this service less expensively than the service can be purchased from third party processors. In addition, the Company believes it is able to provide better customer service because it is less likely to suffer communication delays when there are ATM breakdowns and network interruptions. Driving capability also improves the Company's ability to manage its cash collections. See "-ATM Network Technology".

      Reliability. The Company believes that the reliability of its ATMs and information systems technology is critical to the Company's success. ATM failures and systems breakdowns directly result in lost fee revenue and are extremely important factors in the selection of an ATM network operator by banks and other third parties. To ensure reliability, the Company has invested in system redundancies and advanced monitoring systems which protect against network interruptions and ensure timely repairs. The Company has also purchased advanced hardware and developed proprietary software and service systems which provide state-of-the-art diagnostics and self-testing routines. The Company's ATMs are monitored through dedicated, dial-up and wireless communication links to the Company's central processing center in Mission, Kansas. When problems with an ATM are detected, the Company either dispatches a field technician to correct the problem, or notifies the customer that a problem exists.

      Lower Cost Alternative. The Company believes that it offers banks and third parties a lower cost alternative to building or operating their own ATM networks because of the economies of scale associated with purchasing and maintaining ATMs and network computer equipment, and maintaining the expertise necessary to keep telecommunication and other services in working order. Banks and third parties are offered a choice of services that include a connection to the Company's ATM network as well as connections to national ATM networks. The Company's ATM management services include transaction driving, 24-hour monitoring from the Company's processing center of ATM operational status, the monitoring of cash levels in the ATM, technician dispatch for necessary service calls, ATM balancing and reconciliation, and transaction research. Management believes the Company is more flexible than large transaction processing services in tailoring its services to the specific needs of community oriented banks and small network operators.

      Additional Service Capability. In addition to performing basic functions such as dispensing cash and retrieving account information, many of the Company's ATMs are modular and upgradable for additional services in response to changing technology and consumer demand. The Company plans to continually develop new products and enhance existing products and is specifically investigating the ability and financial viability of dispensing postage stamps, coupons and prepaid calling cards from some of its ATMs.

Business Strategy

      The Company's strategy is to solidify its position as a regional ATM network operator by expanding its network of Company owned ATMs and its ATM transaction processing business. This strategy will be implemented by pursuing the following initiatives:

      Strategically Expand ATM Base and Transaction Processing Business. The Company's principal focus in the near term will be to continue the expansion of its base of Company owned ATMs in its existing markets. The Company will also seek to grow its network processing business by establishing relationships with additional banks and other owners of ATMs who do not have transaction processing capability.

      Continue to Form Strategic Relationships with Card Organizations. To maximize usage of ATMs in its network, the Company's goal is for the ATMs to be able to accept all credit and debit cards issued in its markets. The Company currently has agreements with the leading national issuers of credit cards (American Express, VISA, MasterCard and Discover), the leading national card organizations (Cirrus and Plus), and the dominant regional card organization in its markets (Honor). The Company believes that these relationships enable most holders of cards in its markets to use ATMs in its network. The Company continually evaluates these relationships and will add new relationships when appropriate.

      Growth through Acquisitions. While the Company intends to focus principally on internal expansion of its ATM network, management intends to selectively evaluate and possibly pursue acquisitions that are complementary to the Company's existing operations and to explore other geographic markets or strategic business opportunities where it can make use of its operational expertise. The Company believes there are many small ATM network operators which may be attractive acquisition candidates. Other business and network opportunities that the Company may evaluate include the expansion of its operations through the acquisition of ATM networks from banks or other businesses which support or complement its network. The Company believes that many ATM networks could be run more efficiently and rendered more profitable by the Company due to economies of scale or through consolidation or reorganization of the networks. Acquisitions of strategic businesses which support the Company's activities (including software providers or other transaction processors) could permit the Company to procure necessary services more inexpensively, increase network traffic, or expand more rapidly. The Company's ability to consummate an acquisition and pursue expansion plans will be limited by its available financial resources.

      Capitalize on Additional Revenue Opportunities. The Company plans to take advantage of the various distribution possibilities of ATMs and credit and debit cards beyond basic cash withdrawal and balance inquiry functions by providing value added services through ATMs as new technology develops and the demand for such services grows in its markets. Currently, the Company is investigating the ability and financial viability of providing screen advertising and dispensing postage stamps, coupons and prepaid calling cards. The Company is also evaluating the possibility of offering point of sale authorization services in the future. See " - The Company Network - Other Services."

The Company Network

      General. At January 31, 1998 the Company's network consisted of 256 ATMs owned by the Company or its affiliate, Universal Funding Corporation, 54 ATMs owned by banks and 6 ATMs owned by third party merchants. ATM locations in the Company's network are concentrated in the Kansas City metropolitan area including Topeka and Lawrence Kansas (approximately 100 ATMs), the St. Louis, Missouri metropolitan area (approximately 50 ATMs), the El Paso, Texas metropolitan area (approximately 50 ATMs), and other areas in the state of Kansas (approximately 25 ATMs). Other ATMs are located in Florida, Illinois, Ohio and New Mexico.

      The operation of the network involves the performance of many complementary tasks and services including principally (i) acquiring ATMs for the Company or its customers, (ii) selecting locations for ATMs and entering into leases for access to those locations, (iii) in the case of banks and third party merchants, establishing relationships with them for processing transactions on their ATMs, (iv) establishing relationships with national and regional card organizations and credit card issuers to maximize usage of ATMs in the network, (v) operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs, (vi) processing transactions conducted on ATMs, (vii) supplying ATMs with cash and monitoring cash levels for resupply, and (viii) managing the collection of fees generated from the operation of the network.

      ATM Locations. The Company believes that the profitable operation of an ATM is largely dependent upon its location. The Company devotes significant effort to the selection of locations that will generate high cardholder utilization. One of the principal factors affecting the Company's further penetration of existing markets in the Midwest is the availability of attractive sites. The Company attempts to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. Management believes the identification of locations is supported by the desire of retailers of all types to offer their customers access to cash as an alternative to cashing checks, which avoids the financial exposure and added overhead of cashing checks. Key target locations for the Company's ATMs include
(i) convenience stores and combination convenience stores and gas stations, (ii) grocery stores, (iii) major regional and national retailers, (iv) hotels, (v) shopping malls, (vi) airports, (vii) colleges, (viii) amusement parks, (ix) sports arenas, (x) theaters, and (xi) bowling alleys.

      The Company enters into leases for its ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of the Company's leases have a term of approximately three years. The Company generally has the right to terminate a lease if the ATM does not meet certain performance standards. The ATM site owner generally has the right to terminate a lease before the end of the lease term if the Company breaches the lease agreement or becomes the debtor in a bankruptcy proceeding.

     The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 34 ATMs, respectively, have been installed at their locations as of January 31, 1998. The aggregate revenues from these companies accounted for approximately 22% of the Company's revenues in fiscal year 1998. The Company believes that it has good relationships with these companies. Nevertheless, if one or both of the relationships was terminated and the Company was unable to find new locations for the ATMs, the termination could have a material adverse effect on the Company. The leases for the locations in which 44 ATMs have been installed expire September 2001, and the lease for the locations in which 34 ATMs have been installed expires February 2001. Each of these leases automatically renews for successive one-year terms, unless terminated by either party prior to the commencement of a renewal term. In addition, each site owner has the right to terminate the respective lease before the end of the lease term under certain circumstances.

      The Company believes that once a cardholder establishes a habitual pattern of using a particular ATM, the cardholder will generally continue to use that ATM unless there are significant problems with the location, such as a machine frequently being out of service. It is the Company's goal to secure key real estate locations before its competitors can do so, and become the habitual ATM location of card users in its markets.

      Typical ATM Transaction. In a typical ATM transaction processed by the Company, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to the Company's processing center by dedicated, dial-up and wireless communication links. The Company's processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

      Some card issuers do not maintain on-line balance information for their cardholders, but instead periodically send the Company authorization limits on a daily basis. The Company stores the cardholder authorization limits on its processing center computers and authorizes transactions on behalf of the card issuer relying on this information. The Company transmits records of all transactions processed in this manner to the card issuers which then update their cardholder account records.

      Authorization of ATM transactions processed on ATMs in the Company's network is the responsibility of the card issuer. The Company is not liable for dispensing cash in error if it receives a proper authorization message from a card issuer.

      Transaction Fees. The Company's revenues are principally derived from two types of fees. The Company receives an interchange fee for processing a transaction when a cardholder uses an ATM in the Company's network. In addition, in most cases the Company receives a surcharge fee when a cardholder makes a cash withdrawal from an ATM in the Company's network.

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in the Company's network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Universal Funding Corporation) receives the full interchange fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fee for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

      In most markets the Company imposes a surcharge fee for cash withdrawals. The range of surcharge fees for ATMs in the Company's network owned by or located in banks is between $0.50 and $1.50 per withdrawal. The range of surcharge fees for other ATMs in the Company's network is between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM. See "Regulatory Matters - Surcharge Regulation."

      ATM Network Management Services. The Company offers ATM network management services to banks and other third party owners of ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on the Company's network The Company currently provides these network management services to banks and other third parties owning approximately 54 ATMs and 6 ATMs, respectively, included in the Company's ATM network.

      Other Services. The Company's network has capabilities for services in addition to cash withdrawal and balance inquiry transactions. These include (i) the ability to distribute financial and other products and services at a low incremental cost, (ii) the ability to dispense postage stamps, coupons and prepaid calling cards, (iii) the ability to provide on screen advertising, and
(iv) the provision of on-line point of sale authorization for purchases made at retail outlets with credit and debit cards. In addition, a majority of the Company's ATMs are upgradable for new technologies, including computer chip "smart cards." Smart cards are electronic debit cards that can be used to withdraw cash from ATMs and can be "charged up" through the ATM network and then used to purchase goods from retail locations. The Company is exploring the viability of these uses and may implement additional services as markets develop.

      Transaction Volumes. The Company monitors the number of transactions which are made by cardholders on ATMs in its network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. The Company processed a total of 7,107,111 transactions on its network in fiscal 1998, of which 1,972,307 were surcharge transactions. The Company processed a total of 6,390,963 transactions on its network in fiscal 1997, of which 662,987 were surcharge transactions.

      Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM which is replenished periodically based upon cash withdrawals. A major factor limiting the Company's ability to expand its owned ATM network is the Company's limited available cash to place in the ATMs. Since 1989, vault cash for an increasing percentage of the Company owned ATMs has been supplied by Universal Funding Corporation, because the Company has been unable to obtain financing from commercial lenders at reasonable rates. Universal Funding Corporation currently supplies vault cash for a majority of the ATMs owned by Funding and the Company. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation." Certain Company-owned ATMs are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. The Company does not supply vault cash for the ATMs in its ATM network that are owned by banks and third party vendors.


ATM Network Technology

      ATMs. Most of the ATMs in the Company's network are manufactured by Fujitsu, IBM/Diebold, NCR, or Triton. As of February 28, 1999, approximately 70% of the Company owned ATMs have been purchased within the past three years. The Company intends to phase out the remaining older ATMs that are not Year 2000 compliant before the year 2000. The wide range of advanced technology available for new ATMs provides the Company's customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as provide revenue opportunities for advertising and selling products through the use of color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of the Company's ATMs are modular and upgradable so the Company may adapt them to provide additional services in response to changing technology and consumer demand.

      The consolidation of the financial services industry is increasing the Company's opportunity to purchase sound, well tested used equipment. The Company's field services staff then re-furbishes and tests each ATM prior to placing it into the network. All ATM models considered for use in the Company's network are first tested by the manufacturer and by independent testing laboratories. The Company monitors field testing as well as live actual results in the market place. Then, if there appears to be practical added value to the Company, it will start its own internal testing and certification process. Upon successful completion of this process, the Company will place the new equipment into a limited number of sites for actual consumer use.

      Processing Center. The Company operates a central processing center located in the Company's headquarters in Mission, Kansas. The processing center is connected to each ATM in the Company's network through dedicated, dial-up and wireless communications circuits. The processing center is staffed 24 hours a day, seven days a week by an experienced staff of information system specialists. The efficient operation of the Company's processing center is critical to the successful operation of the Company's ATM network.

      At the processing center, the Company maintains a "switch" which links in a compatible manner ATMs in the Company's network, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch makes possible the electronic exchange of information necessary to conduct transactions at ATMs in the Company's network. The switch consists of a Tandem computer system, telecommunications equipment, and proprietary software developed for the operation of the Company's network.

      The Tandem computer system currently used by the Company was leased by the Company in 1997 and replaced an earlier Tandem computer system that had been in use for a number of years. Management believes the new computer system has sufficient capacity to meet any growth in transaction volume achieved over the next three years and to permit the development of new services being considered by the Company.

      Although the switch translates between computers and makes routing decisions, it does not execute the transactions. Transactions originated at ATMs in the Company's network are routed by the switch operated in the Company's processing center to the card organization and card issuer that processes the account records for the particular cardholder's financial institution. In turn, the switch relays reply information and messages from the computer center to the originating terminal. The processing center also authorizes transactions executed on the Company's network on behalf of card issuers that do not maintain on-line balance information for their cardholders.

      To protect against power fluctuations or short-term interruptions, the processing center has full uninterruptable power supply systems with battery back-up. The processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, the Company has an agreement with Sungard Recovery Systems, Inc.


Competition

      Competitive factors in the Company's business are network availability and response time, price to both the card issuer and to its customers, ATM location and access to other networks. The market for the transaction processing and payment services industry and specifically ATM services is highly competitive. The Company's principal competitors are national ATM companies that have a dominant share of the market. These companies are based primarily in California, Oregon, Texas, Minnesota and several east coast states. These companies have greater sales, financial, production, distribution and marketing resources than the Company.

      The Company has identified the following categories of ATM network operators:

      Financial Institutions. Banks have been traditional deployers of ATMs at their banking facilities. However, many banks are starting to place ATMs in retail environments where the bank has an existing relationship with the retailer. This may limit the availability of locations for the Company's ATMs.

      Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

      Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions, but also includes small and regional network operators such as the Company.

      Management believes that many of the above providers deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

      There can be no assurance that the Company will continue to be able to compete successfully with national ATM companies. The competitive pricing pressures that would result from any increase in competition could adversely affect the Company's margins and may have a material adverse effect on the Company's financial condition and results of operations. Furthermore, the Company believes that if the market for retail based ATMs continues to grow, the national ATM companies will likely devote greater resources to this market segment and further increase competition in the Company's target market.

Employees

      At March 31, 1999, the Company had 25 full time employees. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced work stoppages and considers its employee relations to be good. The Company's business is highly automated and the Company outsources specialized, repetitive functions such as cash delivery and security. As a result, the Company's labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.


Regulatory Matters

      Federal Banking Regulation. Because the Company provides transaction processing services to banks, the Company's procedures and operations are indirectly subject to federal regulation by, and are monitored by, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("Comptroller") and the Federal Reserve Bank ("Fed"). The FDIC, the Comptroller and the Fed have adopted regulations addressing many aspects of the Company's operations, including management, data security, computer systems and programming controls, and electronic funds transfer procedures. The FDIC, the Comptroller and the Fed conduct periodic examinations to ensure the Company's compliance with these regulatory requirements. While the Company believes that it is in material compliance with these regulations, and that it is taking appropriate action to respond to recommendations made by regulatory authorities as a result of their examinations, there can be no assurance that the Company will be able to satisfactorily respond to all matters raised from time to time by the FDIC, the Comptroller and the Fed.

      Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation but has been banned by several states in which the Company presently has no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups which believe that surcharges are unfair to consumers. The Company is not aware of the introduction of this type of legislation in any of the states in which the Company does business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where the Company operates, and such a ban would have a material adverse effect on the Company.

      Network Regulations. National and regional networks have adopted extensive regulations that are applicable to various aspects of the Company's operations and the operations of other ATM network operators. The Company believes that it is in material compliance with these regulations and, if any deficiencies were discovered, that it would be able to correct them before they had a material adverse impact on the Company's business.


Summary of Company Operations for Fiscal Years 1988 through 1997

      Background. The Company last filed a Form 10-K for its fiscal year ended January 31, 1987 and last filed a Form 10-Q for its quarter ended April 30, 1987. The last Form 10-K disclosed that the Company's net losses (restated) for the fiscal years ended January 31, 1985, 1986 and 1987 were $11,288,521, $8,404,493 and $957,866, respectively. As of January 31, 1987, the Company's negative net worth was $2,849,426. See "- Summary Unaudited Historical Financial Information."

      Fiscal Year Ended January 31, 1988. During the fiscal year ended January 31, 1988 ("fiscal 1988"), the Company was engaged in three lines of business. Through its Electronic Processing, Inc. ("EPI") subsidiary, the Company provided computer hardware and related equipment, software and related services to bankruptcy and court trustees. During fiscal 1988, EPI generated revenues of $4,353,127, or approximately 66% of total Company revenues. The Company also installed and operated ATMs in participating financial institutions, shopping centers, grocery stores, convenience stores and similar high traffic locations. During fiscal 1988, total revenues from ATM interchange fees were $652,200, or approximately 10% of total Company revenues. At fiscal year end, there were 224 ATMs in the Company's ATM network, of which 128 were installed in 7-Eleven convenience stores. ATMs in the Company's network include Company-owned ATMs and ATMs owned by banks and third parties. In addition, the Company provided ATM network management services to banks and other financial institutions. Revenues generated from this source were $1,549,907, or 24% of total company revenues. The Company had 85 employees.

      During fiscal 1988, the Company was unable to pay certain of its current expenses, and certain of its current or long-term liabilities as they matured. In response, management eliminated all expenses which were not absolutely essential to the survival of the Company. Because the Company did not have audited financial statements, and because of its extremely limited financial resources, the Company did not complete or file any Forms 10-Q after the quarter ended April 30, 1987 or a Form 10-K for the year ended January 31, 1988.

      During fiscal 1988, the Company eliminated substantially all legal, accounting and other professional expenses. In addition to ceasing filing information and reports with the SEC, the Company ceased holding annual meetings of shareholders and distributing annual reports to shareholders. Management focused its efforts solely on preserving the Company's business and customers, conserving its limited cash flow, maintaining its open account arrangements with suppliers, and negotiating significantly reduced payments of its existing current and long-term liabilities.

      During fiscal 1988, total revenues decreased to $6,555,234 from $6,727,810 for the prior year. The Company had a net loss of $1,087,213 and its negative net worth increased to $3,535,145. At January 31, 1988, the Company had a working capital deficit of $8,491,526.

      Fiscal Year Ended January 31, 1989. During the fiscal year ended January 31, 1989 ("fiscal 1989"), the Company continued to be unable to pay certain of its current expenses, and certain of its current or long-term liabilities as they matured. The Company's obligations to NCR Corporation, a supplier of ATMs, were secured by a pledge of the Company's stock in EPI. After extensive negotiations, the Company sold EPI and used the proceeds to pay NCR. This disposition significantly reduced the Company's ongoing revenues, but also significantly reduced the Company's indebtedness. During fiscal 1989, revenues from EPI were $1,960,332 or 46% of total Company revenues, down from $4,353,127 in the prior year. Interchange revenues were $1,017,693 or 24% of total Company revenues. At fiscal year end, there were approximately 216 ATMs in the Company's ATM network, of which 130 were installed in 7-Eleven stores. Revenues generated from providing ATM network services to banks and third parties were $1,279,994, or 30% of total revenues. At year end, the Company had approximately 35 employees, down from 85 in the prior year, reflecting the disposition of EPI. Total revenues for fiscal 1989 declined to $4,258,019 from $6,555,234 for the prior year. The Company's net loss increased to $1,114,667, and the Company's negative net worth increased to $4,649,812. At January 31, 1989, the Company had a working capital deficit of $5,993,427.

      Fiscal Year Ended January 31, 1990. During the fiscal year ended January 31, 1990 ("fiscal 1990"), the Company continued to be unable to pay certain of its current expenses, and certain of its current or long-term liabilities as they matured. The Company lost its line of credit with Mission
Hills Bank, which had provided vault cash for the Company's ATM machines in the Kansas City area. The Company was unable to locate an unrelated lender that would loan the funds necessary to provide vault cash. In response, in August, 1989, David S. Bonsal, John S. Settles and William Smithson formed Universal Funding Corporation ("Funding"). Mr. Bonsal was and remains the Chairman and Chief Executive Officer of the Company and Mr. Settles was the President of the Company from April, 1989 through October, 1990, and now has no position with the Company. Under a Management Agreement between Funding and the Company, Funding agreed to purchase certain ATMs from the Company, to supply the vault cash necessary to continue the operation of the Company's ATM machines in the Kansas City area and to provide certain services to the Company in connection with the Company's ATM network. In exchange, Funding received all interchange fees generated by the ATMs for which it provided vault cash. The Company agreed to perform certain services for Funding and received in exchange for such services management fees equal in amount to the "net income" of Funding, which consisted of the interchange fees received by Funding less certain expenses and a monthly payment to its shareholders as a return on their equity investment in Funding. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -Universal Funding Corporation."

      In February, 1989, in order to raise needed cash, the Company sold 2,300,000 shares of Common Stock of the Company at $0.08 per share, generating cash proceeds of $184,000. The shares sold in the offering included 18,750 shares sold to Jeffrey M. Sperry, a director of the Company.

      During fiscal 1990, the Company's total revenues declined to $2,155,752, from $4,258,019 for the previous year, reflecting the full year's loss of EPI revenues. Revenues generated from interchange fees were $1,016,609. At fiscal year end, there were approximately 221 ATMs in the Company's ATM network, of which 134 were installed in 7-Eleven stores. Management fees received from Funding under the Management Agreement were $51,989. Revenues earned from providing network management services to banks and third parties were

$1,087,154. The Company had net income of $449,246 for fiscal year 1990. This net income included income from debt relief of approximately $189,000 and income of approximately $819,000 resulting from several accounting adjustments, including a reduction in accrued liabilities of approximately $217,000 and a reduction in the inventory allowance of approximately $602,000, which income was partially offset by a write-down of accounts receivable in the amount of approximately $202,000. The Company's negative net worth decreased to $4,007,025 in fiscal 1990. At January 31, 1990, the Company had a working capital deficit of $5,285,437.

      During fiscal 1990, an Internal Revenue Service ("IRS") examination of the Company concluded that the Company owed a substantial unrecorded amount in federal income taxes, interest and penalties arising from the improper use of net operating loss carrybacks in the taxable years ended from 1979 through 1983. The Company's actions in those years had been based upon tax advice provided by the Company's tax return preparer concerning the use of net operating loss carrybacks. This advice was later determined to be incorrect.

      Fiscal Year Ended January 31, 1991. During the fiscal year ended January 31, 1991 ("fiscal 1991"), the Company continued to be unable to pay certain of its current expenses, and certain of its current long-term liabilities as they matured. Management continued to avoid incurring expenses that were not absolutely essential to the survival of the Company. In May, 1990, the Company reduced its leased office and warehouse space by approximately 50%. Total revenues for fiscal 1991 were $2,082,114. Interchange revenues dropped to $874,533, in part as a result of the Management Agreement entered into in fiscal 1990 between the Company and Funding, pursuant to which the Company assigned the right to receive certain interchange fees to Funding. Revenues received from Funding for the first full year under the Management Agreement were $134,646. Revenues earned from providing network services to banks and third parties were $1,072,935. At fiscal year end, there were 235 ATMs in the Company's ATM net-work, including 137 installed in 7-Eleven stores. The Company had a net loss for fiscal 1991 of $134,924 (which included income from debt relief of approximately $169,000). The Company had a negative net worth at January 31, 1991 of $4,132,199. The Company had a working capital deficit of $5,182,034 at January 31, 1991.

      Fiscal Year Ended January 31, 1992. During the fiscal year ended January 31, 1992 ("fiscal 1992"), the Company continued to operate its ATM network. At fiscal year end, there were 226 ATMs in the Company's ATM network, including 121 in 7-Eleven stores. The Company's financial position continued to be tenuous. The Company had no ability to pay its accumulated liabilities. Management met with several of the Company's creditors and reviewed the inability of the Company to pay these debts. As a result of the creditors' analysis of the Company's operations, the Company was able to settle liabilities and legal judgments at a substantial discount. However, the Company continued to be unable to reach a settlement with its largest creditors, The Merchants Bank and the IRS.

      The Company wrote down the value of its ATMs by $782,754 to reflect their then fair market value. The Company's total revenues declined to $1,986,567, consisting of $910,426 in interchange revenues, revenues of $160,693 from Funding under the Management Agreement, and $915,448 in revenues for providing network services to banks and third parties. The Company's net loss for fiscal 1992 was $645,016 (which included the write-down of the value of the ATMs described above and income from debt relief of approximately $197,000). At January 31, 1992, the Company's negative net worth was $4,777,215. The Company had a working capital deficit of $5,034,434 at January 31, 1992.

      Fiscal Year Ended January 31, 1993. During the fiscal year ended January 31, 1993 ("fiscal 1993"), the Company continued to operate its ATM network. However, the Company lost the contract to operate ATMs in 7-Eleven convenience stores in Oklahoma. In addition, a number of 7-Eleven stores in St. Louis and Kansas City were closed. The Company was able to offset a portion of these losses by other installations of ATMs. At year end, there were 204 ATMs in the Company's ATM network, including 80 in 7-Eleven stores. The Company's largest customer and creditor, The Merchants Bank, was taken over by the Federal Deposit Insurance Corporation ("FDIC"). Subsequently, Boatmen's Bank purchased The Merchants Bank's assets from the FDIC and canceled the Company's services one year later.

      The Company completed an offer in compromise with the IRS by a payment of $110,000 in November, 1992. Under the terms of the settlement, the Company reduced its net operating loss carryforwards to $5,000,000. David S. Bonsal, Chairman and Chief Executive Officer of the Company, loaned the Company $50,000 in order to make that offer in compromise. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Loans from Management to the Company". The Company did not have sufficient funds to complete the offer in compromise without the loan.

      During fiscal 1993, the Company's total revenues were $1,923,733. The revenues from interchange fees were $946,587. Revenues from Funding under the Management Agreement were $178,977 and revenues from banks for network management services were $798,169. The Company had net income for fiscal 1993 of $752,799 (which included income from a reduction in accrued liabilities to the IRS of approximately $858,000 that was partially offset by an increase in income tax expense related to the completion of the offer in compromise with the IRS of $110,000). The Company's negative net worth at January 31, 1993 was $4,024,416. At January 31, 1993, the Company had a working capital deficit of $4,248,589.

      Fiscal Year Ended January 31, 1994. During the fiscal year ended January 31, 1994 ("fiscal 1994"), the Company lost its then largest customer, Southland Corporation, which operated 7-Eleven convenience stores. The Company removed 76 ATMs from 7-Eleven stores. The Company also lost its line of credit with Boatmen's Bank, which provided vault cash for the Company's ATMs in St. Louis. The Company was unable to find an unrelated lender to loan it the required vault cash. Funding agreed to provide vault cash for the additional ATMs. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation." To conserve cash, beginning in October of 1993, David S. Bonsal, Chairman and Chief Executive Officer of the Company, deferred portions of his salary as necessary in order for the Company to pay its other current expenses and liabilities. The last deferral was made in October, 1995, and the total amount of the deferrals was approximately $140,000. During fiscal 1994, the Company reached an agreement to operate ATMs in Diamond Shamrock convenience stores located in El Paso, Texas. At fiscal year-end, there were 165 ATMs in operation in the Company's ATM network, down from 204 at the end of the prior fiscal year. For fiscal 1994, the Company had total revenues of $1,592,305. Interchange revenues dropped from the previous year to $756,304. Revenues from Funding under the Management Agreement increased to $237,802. Interchange revenues dropped and revenues from Funding increased in part because Funding supplied vault cash to a greater number of the Company's ATMs under the Management Agreement. As a result, Funding was entitled to the interchange fees from a greater number of ATMs, which in turn increased the amount of the management fee payable to the Company under the Management Agreement. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation." Revenues from providing network services to banks and third parties dropped to $598,199, continuing a trend of fewer bank clients due to mergers and acquisitions precipitated by the passage of federal interstate banking laws. The Company had a net loss of $27,621 in fiscal 1994 (which included income resulting from a reduction in accrued liabilities of approximately $128,000, income from debt relief of approximately $84,000, and a refund of utilities overcharges of approximately $43,500). The Company's negative net worth at January 31, 1994 was $4,052,037. At January 31, 1994, the Company had a working capital deficit of $4,268,090.

      Fiscal Year Ended January 31, 1995. During the fiscal year ended January 31, 1995 ("fiscal 1995"), the Company was able to settle its existing liability to the FDIC (formerly held by The Merchants Bank) for $40,000, a discount of $4,077,237 from the total amount due. This amount was recorded as an extraordinary income item on the Company's financial statements. The payment depleted the Company's cash, and the Company sold 1,000,000 shares of Common Stock of the Company to David S. Bonsal, Chairman and Chief Executive Officer of the Company, for $10,000 in order to meet payroll.

      The number of ATMs in the Company's ATM network at fiscal year end increased to 207 ATMs, but the Company's total revenues declined again from the previous year to $1,329,746. Interchange revenues dropped to $477,476. Revenues from Funding under the Management Agreement increased to $395,971, and revenues from providing network services to banks declined to $456,299. The Company's loss before extraordinary items was $374,697. The Company's net income (after extraordinary income from debt relief of $4,077,237) was $3,702,540. This income reduced the Company's negative net worth to $335,497. The settlement with the FDIC also reduced the Company's working capital deficit. At January 31, 1995, the Company had a working capital deficit of $416,368.

      Fiscal Year Ended January 31, 1996. During the fiscal year ended January 31, 1996 ("fiscal 1996"), the Board of Directors of the Company approved an offering of 10,000,000 shares of Common Stock of the Company for $.01 per share in order to raise working capital and improve the Company's financial condition. The Company made a commitment to the Office of the Comptroller of the Currency in January 1995 to raise additional capital to address the Comptroller's concerns about the Company's weak financial condition. The Board of Directors approved the offering in May 1995 and the offering was fully subscribed by September 1995. The sale of the shares was completed in April 1996. David S. Bonsal, Chairman and Chief Executive Officer of the Company, acquired 8,600,000 shares in the offering. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Certain Sales and Transfers of Common Stock." In fiscal 1996, the Company achieved its first increase in total revenues in ten years. The Company's financial performance improved, despite consolidation within the banking industry that significantly increased the competition within the Company's industry. The Company's inability, due to its financial circumstances, to replace and upgrade its older ATM machines with newer machines that could provide additional services caused the Company to continue to lose individual ATM locations and limited the Company's ability to secure new locations. Despite these problems, the Company was able to increase the number of ATMs in the Company's ATM network to 231 ATMs at fiscal year-end, compared to 207 at the end of the prior fiscal year. For fiscal 1996, the Company's revenues increased to $1,772,447. Interchange fees increased 48% from the previous year to $709,604, reflecting higher transaction volumes on the Company's ATM network. Revenues received from Funding under the Management Agreement increased to $574,021 and revenues from providing network services to banks increased to $488,822.
The Company had net income of $157,692 and reduced its negative net worth to $161,805. At January 31, 1996, the Company had a working capital deficit of $278,716.

      Fiscal Year Ended January 31, 1997. During the fiscal year ended January 31, 1997 ("fiscal 1997"), the Company began imposing surcharge fees, which had a material impact on the Company's revenues and earnings. In addition, as a direct result of having paid and discharged substantially all of its previous accumulated liabilities, the Company was able to acquire new ATM machines with new features which increased its ability to compete. In order to preserve the Company's relationship with an operator of combination convenience stores and gas stations, the Company acquired 44 new NCR 5670 ATM machines under an equipment lease that David S. Bonsal, Chairman and Chief Executive Officer of the Company, personally guaranteed.

      During fiscal 1997, the day-to-day financial pressure on the Company abated somewhat. However, many of the Company's ATMs continued to be relatively old and obsolete by industry standards and lacked some of the features available from the Company's competitors. Nevertheless, the Company was able to increase the number of ATMs in the Company's ATM network to 278 ATMs at fiscal year-end, compared to 231 at the end of the prior fiscal year. The Company continued to have very limited resources to face a consolidating and increasingly competitive industry. For fiscal 1997, the Company's revenues increased to $2,600,725. The increase in revenues was principally due to new revenues derived from charging surcharge fees. Revenues from surcharge fees were $846,012 in fiscal 1997. Interchange fees increased to $728,791. Revenues received from Funding under the Management Agreement increased to $664,755 and revenues from providing network services to banks and third parties declined to $361,167. The Company had net income of $294,168. For the first time in over ten years, the Company had a positive net worth of $215,113. At January 31, 1997, the Company had a working capital deficit of $478,867. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION - Comparison of Results of Operations for the Fiscal Years Ended January 31, 1997 and 1998" and Item 7, "FINANCIAL STATEMENTS."

Summary Unaudited Historical Financial Information

      The following summary unaudited historical financial information is based on the unaudited historical financial statements of the Company for its fiscal years ended January 31, 1988 through January 31, 1996.


Years ended January 31,                      1988             1989              1990             1991              1992
                                    -------------    -------------     -------------    -------------     -------------

Revenues                            $   6,555,234    $   4,258,019     $   2,155,752    $   2,082,114     $   1,986,567

Operating income (loss)                   (98,709)        (450,873)          (58,441)           6,860           157,459

Net income (loss)                      (1,087,213)      (1,114,667)          449,246         (134,924)         (645,016)

Net income (loss) per share                 (0.05)           (0.05)             0.02            (0.00)            (0.02)

Cash & cash equivalents                   925,868          515,625           148,381          287,223           234,087

Working capital (deficit)              (8,491,526)      (5,993,427)       (5,285,437)      (5,182,034)       (5,034,434)

Total assets                            7,574,220        2,401,834         2,050,339        1,704,058           619,331

Total debt                              8,727,308        4,874,632         3,487,583        3,216,209         3,230,416

Stockholders' equity                   (3,535,145)      (4,649,812)       (4,007,025)      (4,132,199)       (4,777,215)
(deficit)


Years ended January 31,                      1993             1994              1995             1996
                                    -------------    -------------     -------------    -------------

Revenues                            $   1,923,733    $   1,592,305     $   1,329,746    $   1,772,447

Operating income (loss)                   211,292          (61,115)         (249,018)         161,554

Net income (loss)                         752,799          (27,621)        3,702,540          157,692

Net income (loss) per share                  0.03            (0.00)             0.13             0.01

Cash & cash equivalents                   354,081           (9,255)          (15,261)          46,184

Working capital (deficit)              (4,248,589)      (4,268,090)         (416,368)        (278,716)

Total assets                              658,690          290,047           147,138          341,480

Total debt                              3,258,492        2,839,529            55,249          101,958

Stockholders' equity                   (4,024,416)      (4,052,037)         (335,497)        (161,805)
(deficit)


Item 2.   DESCRIPTION OF PROPERTIES

      As of January 31, 1998 and the date of this Form 10-KSB, the Company's principal executive offices and its central transaction processing center are located in 11,138 square feet of leased space located at 6800 Squibb Road, Shawnee Mission, Kansas. The telephone number for the executive offices is 913-831-2055. The Company leases the facility at rates the Company believes were consistent with market rates at the time the facility was leased under a lease that expires in 2001. The Company believes that the facility is adequate for its needs for the foreseeable future.

      The principal properties owned or leased by the Company are the component assets of its ATM network, including ATMs, the Tandem computer and telecommunication equipment. The Company believes its existing properties are adequate to meet its anticipated needs for the foreseeable future and are in generally good condition. Certain of the Company's ATMs that are not currently Year 2000 compliant are expected to be upgraded, replaced or phased out before the year 2000. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Year 2000 Compliance."


Item 3.   LEGAL PROCEEDINGS

      As of January 31, 1998 and the date of this Form 10-KSB, the Company is not a party to any material pending legal proceeding. The Company is a party to routine litigation in the ordinary course of business from time to time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal year 1998.


                                     PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information and Related Stockholder Matters

      There is currently no public trading market for the Company's Common Stock. The Common Stock was delisted by Nasdaq in August 1986 and by the Boston Stock Exchange in the early 1990's. Management believes that quotes are sometimes available from brokers in the over-the-counter market but that such quotes generally have not been available since the stock was delisted.

      It is not known whether a public trading market will develop for the Common Stock now that the Company has recommenced filing periodic reports with the SEC.

      On January 31, 1998, there were 1,420 record holders of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business.


Recent Sales of Unregistered Securities

     Since the end of fiscal 1987, the Company has issued 17,201,897 shares of Common Stock in the following transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company has no information as to whether the transactions prior to November 1987 qualified for an exemption from registration under the Securities Act. The Company believes that the remaining transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, based upon the manner of each offering, the limited number of offerees in each offering, the level of sophistication of each offeree and the information made available to each offeree concerning the Company's business.

o Prior to November 1987, the Company issued 157,573 shares of Common Stock in private transactions. The Company's records do not reflect the circumstances of the issuance of these shares.

o The Company sold 1,975,362 shares of Common Stock for $.1875 per share in November 1987 in order to raise cash for current operations. Of this amount, 724,932 shares were sold to William Smithson, who became a one-third owner of Funding upon its formation in 1989.

o The Company sold 2,300,000 shares of Common Stock for $.08 per share in 1989 in order to raise cash for current operations. Of this amount, 18,750 shares were sold to Jeffrey M. Sperry, a director of the Company.

o The Company issued 95,323 shares to Mr. Smithson, a one-third owner of Funding, in 1989 in exchange for Mr. Smithson's agreement to pledge a certificate of deposit as collateral for the Company's outstanding debt. The Company also sold 23,639 shares of Common Stock to Mr. Smithson in 1989 for $.08 per share.

o In 1990, in order to conserve cash, the Company issued the following shares of Common Stock to the following directors and executive officers of the Company at an assumed value of $.01 per share in lieu of compensation for their services: 625,000 shares to John L. Settles, President of the Company from April 1989 through late 1990; 150,000 shares to Dave A. Windhorst, then a Senior Vice President of the Company and now President of the Company; 100,000 shares to Jeffrey M. Sperry, a director of the Company; and 100,000 shares to Arthur M. Moglowsky, a director of the Company.

o The Company issued 400,000 shares at an assumed value of $.01 per share to a former employee in June 1994 in lieu of compensation. In June 1996, these shares were repurchased for $.01 per share by the Company as treasury stock as part of a negotiated settlement with the former employee.

o The Company sold 1,000,000 shares of Common Stock of the Company to David S. Bonsal, Chairman and Chief Executive Officer of the Company, in December 1994 for $.01 per share in order to raise cash to meet payroll.

o The Company sold 10,000,000 shares of Common Stock for $.01 per share in 1995 and 1996. The offering was approved in May 1995, was fully subscribed in September 1995 and was completed in April 1996. The purposes of the offering were to raise working capital and to improve the Company's financial condition. David S. Bonsal, Chairman and Chief Executive Officer of the Company, acquired 8,600,000 shares of Common Stock in the offering.

o In 1995 and 1996, in order to conserve cash, the Company issued the following shares of Common Stock to the following persons then serving as directors of the Company, at an assumed value of $.01 per share, in lieu of compensation for their services: 100,000 shares in 1995 and 25,000 shares in 1996, to Jeffrey M. Sperry; 100,000 shares in 1995 and 25,000 shares in 1996 to Arthur M. Moglowsky; and 25,000 shares in 1996 to Stephan Gorman.



Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

      The Company operates a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. The network consists of approximately 256 ATMs owned by the Company and its affiliate, Funding, 54 ATMs owned by banks and 6 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

      The Company's revenues are principally derived from two types of fees, which the Company charges for processing transactions on its ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in the Company's network. In addition, in most cases the Company receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in the Company's network.

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in the Company's network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Funding) receives the full interchange fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fees for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

      In addition to revenues derived from interchange and surcharge fees, the Company also derives revenues from providing network management services to banks and third parties owning ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

      Interchange fees are credited to the Company by networks and credit card issuers on a periodic basis which is generally either daily or monthly depending upon the party. Surcharge fees are charged to the cardholder and credited to the Company by networks and credit card issuers on a daily basis. The Company periodically rebates the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to the Company on a monthly basis.


Comparison of Results of Operations for the Fiscal Years Ended January 31, 1997 and 1998.

      Revenues. The Company's total revenues increased to $3,822,156 for the fiscal year ended January 31, 1998 ("fiscal 1998") from $2,600,725 for the fiscal year ended January 31, 1997 ("fiscal 1997"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals to 284 in fiscal 1998 from 153 in fiscal 1997. Surcharge fees increased to $1,967,594 or 51% of total revenues in fiscal 1998 from $846,012 or 33% of total revenues in fiscal 1997. The increase is also partially due to an increase in the number of ATMs in the Company's network to 316 in fiscal 1998 from 278 in fiscal 1997. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $768,504 in fiscal 1998 from $728,791 in fiscal 1997. Revenues received from Funding under the Management Agreement between the Company and Funding increased to $726,389 in fiscal 1998 from $664,755 in fiscal 1997. See the discussion below under "Revenues from Funding." The Company's revenues from network services provided to banks and third parties declined slightly to $359,669 in fiscal 1998 from $361,167 in fiscal 1997.

      Revenues from Funding. The Company derives management fees from its affiliate, Funding, pursuant to a Management Agreement between the Company and Funding. Under the Management Agreement, Funding receives all interchange fees for transactions processed on ATMs owned by the Company or Funding for which Funding provides vault cash. At January 31, 1998 and 1997, Funding had vault cash located in approximately 209 and 197 ATMs, respectively, owned by Funding or the Company. In exchange for services provided to Funding, the Company receives a management fee equal to Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. The revenues received by the Company from Funding under the Management Agreement were $726,389 in fiscal 1998, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $726,389 consisted of $1,328,530 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $577,247 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $4,702 for the respective period. The revenues received by the Company from Funding under the Management Agreement were $664,755 in fiscal 1997. Funding's "net income" of $664,755 under the Management Agreement consisted of $1,283,375 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $593,726 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. Not included in the computation of "net income" for this period were depreciation and amortization expenses of $3,068 and miscellaneous income of $185. See Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation."

      Cost of Revenues. The Company's total cost of revenues increased to $2,354,751 in fiscal 1998 from $1,384,769 in fiscal 1997. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. These rebates increased to $952,070 in fiscal 1998 from $478,753 in fiscal 1997. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues was 38.4% in fiscal 1998 and 46.8% in fiscal 1997. The decrease in fiscal 1998 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs, increased personnel expense and telecommunications charges resulting from growth in the ATM network and costs associated with the lease of the Tandem computer system in fiscal 1998.

      Operating Expenses. The Company's total operating expenses increased to $1,070,976 in fiscal 1998 from $912,387 in fiscal 1997. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to salary increases and other personnel expenses.

      Other Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by the Company and Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $22,016 in fiscal 1998 from $19,093 in fiscal 1997 as a result of higher average outstanding balances.

      Interest Expense. Interest expense increased $40,485 to $69,021 in fiscal 1998 from $28,536 in fiscal 1997. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Net Income before Taxes. The Company's net income before taxes increased to $349,424 during the fiscal year ended January 31, 1998 from $294,168 during the year ended January 31, 1997 as a result of the factors discussed above.

      Income Taxes. The Company paid no income taxes in 1998 and 1997, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $315,000 at January 31, 1998, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of January 31, 1998, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,600,000, which expire between 2005 and 2012.


Liquidity and Capital Resources

      At January 31, 1998, the Company had a working capital deficit of $285,736, compared to a working capital deficit of $478,867 at January 31, 1997. The ratio of current assets to current liabilities improved to .62 at January 31, 1998 from .47 at January 31, 1997. The decrease in the working capital deficit and increase in the ratio of current assets to current liabilities was due mainly to lower current payment obligations under long-term debt and capital leases at January 31, 1998.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $726,075 and $456,349 in fiscal 1998 and fiscal 1997, respectively. Net cash provided by operating activities in fiscal 1998 consisted primarily of net income of $664,424, depreciation of $287,997, and an increase of $83,392 in accounts payable and accrued expenses offset by deferred income taxes of $315,000. The cash provided by operating activities in fiscal 1998 and fiscal 1997 allowed the Company to purchase plant and equipment (principally ATMs) totaling $500,945 and $451,167 in fiscal 1998 and fiscal 1997, respectively. The Company also utilized cash provided by operating activities in fiscal 1998 to make principal payments on long-term debt and capital lease obligations due in fiscal 1998. The Company had cash and cash equivalents of $374,675 at January 31, 1998, compared to cash and cash equivalents of $325,646 at January 31, 1997.

      The Company leases 42 of its ATMs under capital lease agreements that expire between 2000 and 2001 and provide for lease payments based upon an interest rate of 10.5% per annum. See Note 5 to the Consolidated Financial Statements.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. The Company's expansion plans will be limited if the Company is unsuccessful in obtaining a credit facility or other financing.


Impact of Inflation and Changing Prices

      While subject to inflation, the Company was not impacted by inflation during the past two fiscal years in any material respect.


Year 2000 Compliance

        General Discussion. The Year 2000 issue is the result of computer code being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that computer programs could recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, certain equipment may contain embedded chips that include date functions that may be affected by the transition to the Year 2000. In some systems, Year 2000 problems could result in a system failure or miscalculations causing disruptions of operations and an inability to process transactions.

      As the operator of an ATM network, the Company relies upon computers and related telecommunications equipment for the operation of its business. The Company acts as an intermediary for the transfer of data between its clients and third parties, and in doing so supplies the operating and technical resources necessary to cause electronic data to be transmitted. The Company also owns and operates ATMs, which utilize computer hardware and software to operate.

      The Company has initiated a Year 2000 Project ("Project2000") to locate and address possible Year 2000 problems. The Company has assigned a project coordinator for Project2000 who generally manages Project2000, ensures that Project2000 meets or exceeds requirements set forth by banking regulatory agencies including the Federal Deposit Insurance Corporation, the Federal Reserve Bank, and the Office of the Comptroller of the Currency, and assists in identifying points of concern and providing solutions.

      Status of Year 2000 Readiness. The Company's Project2000 consists of the following five phases: awareness, assessment, corrective action, validation and implementation.

      The awareness phase consists of defining the scope of the Year 2000 problem and establishing a corporate infrastructure and overall strategy to perform compliance work. In the assessment phase, the Company attempts to identify all hardware, software, networks, ATMs, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 problem. This assessment goes beyond information systems and includes equipment and support systems that may be dependent on embedded microchips. The corrective action phase involves code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation phase involves the testing of incremental changes to hardware and software components. In the implementation phase, systems are to be certified as Year 2000 compliant. For any systems that are not determined to be compliant, the consequences must be assessed, and corrective actions or contingency plans put into effect.


            Awareness Phase. The Company's Project2000 encompasses an overall strategy to address Year 2000 problems. The Company's Project2000 focuses chiefly upon the in-house, real-time, on-line systems, but also includes assessing and assuring year 2000 compliance from third parties. Because of the seriousness of the year 2000 issues, the Company appointed a Project2000 Coordinator and established a Project2000 team consisting of the Coordinator, all officers of the Company and the Accounting Manager.


            To determine the size of the compliance project relating to internal systems, the Company searched all of its production computer programs for references to, and actions taken by reference to, the date (year in particular), and compiled a list of those programs for evaluation for Project2000 issues. The Company searched for date references that related to performing calculations or that provided application program logic affecting the decision path of the application, and date-driven calculations using "00" as an operand.

            The Company also identified all third parties whose ability to comply with Year 2000 problems might affect the Company's operations, which include product and service vendors and suppliers, including card issuers and other real-time connections, and clients.

            The Company has completed the awareness phase.

            Assessment Phase. The assessment phase involves three components:
(1) determining Year 2000 compliance of the Company's internal systems used to process data and to transfer data between its clients and third parties, including the Company's computer switch, (2) determining Year 2000 compliance of its individual ATMs and (3) determining Year 2000 compliance of third party vendors and clients.

                  Internal Systems. With respect to the Company's internal data processing and transfer systems, in January 1985, as a result of incorrect year-end date processing, the Company implemented a policy requiring all production programs making date-related processing decisions to do so using Julian dates. This form of date processing should not be sensitive to the century rollover. Consequently, the Company's computer switch was developed using a year 2000 compliant philosophy. The principal piece of equipment comprising the computer switch is a Tandem computer. In 1997, the Company entered into a lease for a new Tandem computer that the Company believes is Year 2000 compliant. The Company also believes that the operating software for the new system is Year 2000 compliant. To assess its internal systems, the Company evaluated all references to, and actions taken by reference to, the date (year in particular), in its internal systems. The Company also examined systems and equipment that may be dependent upon embedded microprocessors. The Company concluded from the evaluation that its internal systems were Year 2000 compliant. In order to verify this conclusion, a comprehensive test was completed on September 30, 1997 of all of the Company's critical applications. Prior to cutting over from its old production system to its new production system on that date, the Company had the opportunity to set the clock forward in a controlled environment to test all internal systems and program functionality with regard to the year 2000 rollover. The test revealed no Year 2000 problems.

                  The Company believes its conclusion is supported by the fact that the Company's system is not highly date-dependent. The Company processes transactions in segments from 2:00 p.m. one day through 2:00 p.m. the next day. Consequently, the Company believes that the window of risk for the Company's internal systems from the year 2000 rollover should be limited to a maximum of 24 hours. Furthermore, the Company processes dates and makes all programmatic date decisions based on a Julian representation of the date which should not be vulnerable to the year 2000 rollover. The Company believes that its conclusion is further supported by the fact that all of the application code was developed in-house, all source code is intact and available, and the Company has the in-house expertise to revise and maintain the software as needed for the year 2000 rollover.

                  Individual ATMs. The Company has assessed whether its individual ATMs are Year 2000 compliant and determined that as of February 28, 1999 approximately 70% of the Company's individual ATMs are Year 2000 compliant or can be made Year 2000 compliant with the purchase of software upgrades from the manufacturer.

                  Third Party Compliance. The Company has attempted to obtain initial certification from its "higher risk" vendors as to Year 2000 Compliance. The Company has mailed questionnaires to these vendors to identify and, to the extent possible, to resolve issues involving Year 2000 issues. Responses to these questionnaires have been verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with the Company's clients upon request. In addition, the Company has engaged in joint testing with most of these vendors and service providers, testing each party's system and the interface between the systems. The Company believes that all mission critical vendors and service providers have completed their internal Year 2000 corrective actions. Service providers, vendors and suppliers whom the Company deems "no risk" will not be contacted. The Company is also coordinating with its clients regarding their activities related to the Year 2000 problem. Most of the Company's clients maintain their own application programs, although they utilize the Company's computer and network resources. The Company conducted its own testing on the systems of its largest clients, and did not discover any Year 2000 problems.

            The assessment phase is complete.

            Corrective Action Phase. The corrective action phase involves addressing compliance problems identified during the assessment phase.

                  Internal Systems. Because the assessment phase revealed no material Year 2000 problems, the Company does not plan any system replacements, code enhancements or hardware or software upgrades. However, the Company does plan to implement "mature" releases of the Tandem operating system and to monitor Tandem Year 2000 Compliance statements regarding such releases.

                  Individual ATMs. With respect to those ATMs that can be made Year 2000 compliant with the purchase of software upgrades from the manufacturer, the Company expects to obtain software upgrades at no charge because of the recent date of purchase of these ATMs. However, in the event the Company must purchase ATM software upgrades, management estimates that the cost should not exceed $50,000. With respect to the 30% of its ATMs that are not Year 2000 compliant and cannot be upgraded, the Company expects to replace approximately half of these ATMs prior to the Year 2000 as part of an ongoing program of replacing ATMs and other equipment for technology and maintenance reasons. Some of these ATMs may be replaced with used Year 2000 compliant ATMs to minimize cost. The balance of the ATMs that are not Year 2000 compliant are located in marginally profitable locations, will not be replaced and will be phased out.

                  Third Party Compliance. Because no material Year 2000 problems have been discovered to date, the Company does not currently plan any corrective action with respect to service providers, vendors, suppliers and clients.

            The corrective action phase has been completed as to the Company's internal systems and third party vendors, although as described below, the Company intends to continue testing in these areas. The corrective action phase with respect to individual ATMs will be completed prior to the Year 2000 when all replacement or upgraded ATMs are expected to be in operation.

            Validation Phase. During the validation phase, the Company will continue to test its internal systems, test its new and upgraded ATMs for Year 2000 compliance and engage in further testing with certain third parties.

                  Internal Systems. The Company will test and validate all incremental changes to hardware, software, and connections with other systems as those changes (or additions) occur in the ordinary course of business prior to Year 2000. All users of the Company's products and services have been asked to validate the Company's Year 2000 compliance. All such testing should be complete by August 31, 1999.

                  Individual ATMs. Year 2000 compliance of all replacement and upgraded ATMs will be tested prior to or at the time such ATMs are brought on line.

                  Third Party Compliance. During the first half of 1999, the Company intends to review and possibly "re-validate" certifications from outside service providers, vendors, and suppliers for compliance and will request each to provide quarterly statements of compliance through the end of 1999.

            The validation phase will be completed at the times described above.

            Implementation Phase. The Company plans a final full internal system test on or about September 1, 1999. Any resulting component failure (internal and external) will be resolved to the Company's satisfaction prior to December 30, 1999, or the component will be

(1) eliminated or replaced or (2) suspended from production on December 30, 1999 and implemented after January 1, 2000 and after re-certification.

      Regulatory and Independent Assessment. In addition to developing an internal risk assessment methodology with respect to Year 2000 issues, the Company is subject to external examinations and project reviews by regulatory agencies and governmental bodies of the federal government. To date, these examinations have not identified any material issues regarding the Company's Year 2000 compliance efforts.

      At this time, the Company does not anticipate obtaining verification or validation by independent third parties to assess Year 2000 risk. The Company's Project2000 team continues to review the Company's readiness for the Year 2000.

      Year 2000 Compliance of Support Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, security systems, air conditioning, fire systems and other common devices may be affected by Year 2000 problems. The Company does not expect to devote substantial resources or time to evaluating potential Year 2000 problems with respect to these systems, other than contacting the manufacturer or provider of these systems to determine Year 2000 compliance and taking or arranging for appropriate corrective action.

      Costs of Year 2000 Compliance. The principal cost incurred by the Company in connection with Project2000 will be the cost of replacing obsolete ATM equipment as part of the Company's ongoing process of upgrading and modernizing its ATMs. As of April, 1999, approximately 70 NCR model 1773 ATMs currently in operation are not and will not be made Year 2000 compliant. These ATMs are predominately in low volume sites, many of which do not support the expense of replacement with new equipment. The Company expects to simply pull out of the lowest tier of these sites, replace the medium volume sites with low cost pre-owned equipment, and replace the highest volume sites with new and higher end pre-owned equipment. The expected total cost of this project is approximately $400,000 and the expected cost in fiscal year 2000 (prior to December 31, 1999) is approximately $225,000.

      The Company has not identified any other significant costs directly relating to the Year 2000 problem. The cost of compliance testing of external client systems is billed to the Company clients. Testing and repair, and the day-to-day burden of Project2000 has consumed incremental overhead of managers and executive officers of the Company. Such overhead has been effectively absorbed with no material effect on budgets and operations.

      Possible Consequences of Year 2000 Problems. It is not possible to predict with any certainty the extent and nature of Year 2000 problems that the Company may encounter. Management believes that the following are possible consequences of Year 2000 problems that could arise:

o operational inconveniences and inefficiencies for the Company and its clients which will divert management's time and attention and financial and human resources from ordinary business activities;
o serious system failures that will cause material business disruptions or require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;

o routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems incurred by clients, which would be resolved in the ordinary course of business; and
o serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

      Contingency Plans. The Company has developed department-by-department contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. Depending upon the systems affected, these plans include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment, and software, increased work hours for Company personnel; and similar approaches.

      Disclaimer. Management of the Company believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company or its clients have been or will be identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000-related failures will occur or the severity, duration, or financial consequences of any such failure.

      The Company's policy is not to acquire hardware, software or other technology that is not contractually represented by the vendor as Year 2000 compliant. However, the Company cannot be sure that all of these products are in fact Year 2000 compliant. In addition, although the Company does not have any contractual responsibility to ensure that its clients' application programs are compliant, if its clients experience Year 2000 problems with such applications, such clients may reduce or cease use of the Company's products and computing resources. The successful operation of the Company's data processing and transfer systems is dependent upon the proper functioning of the systems of third parties that utilize the Company's services. Any failure of third parties to resolve Year 2000 problems in a timely manner could materially adversely affect the Company's operations.

      There can be no assurance that the Company will identify and resolve all Year 2000 issues in a timely manner. Any failure by the Company to adequately resolve all Year 2000 issues could have a material adverse effect on the Company's business, financial condition, and results of operation.

      Forward-Looking Statements. Many of the statements contained in this discussion of Year 2000 issues are "forward-looking statements." These statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Consequently, actual results may differ materially from those discussed in these forward-looking statements. See Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

Future Changes in Accounting Principles

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owned sources. It includes all changes in equity except those resulting from Investments by owners and distributions to owners. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes the impact of this Statement on the Company's financial reporting will not be material.

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's financial report.


Cautionary Statement Concerning Forward-Looking Statements

      Certain statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below.

      Examples of forward-looking statements include, but are not limited to:
(i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

      Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. The Company's future results of operations, financial condition and business operations may differ materially from those expressed in these forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statement.

      There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

o Changes in laws or card association rules affecting the Company's ability to impose surcharge fees, and continued customer willingness to pay surcharge fees;

o The ability of the Company to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

o The ability of the Company to expand its ATM base and transaction processing business;

o The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding the Company's expansion plans;

o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 44 and 34 ATMs, respectively, as of January 31, 1998;

o The ability of the Company to keep its ATMs at other existing locations at reasonable rental rates and to place additional ATMs in preferred locations at reasonable rental rates;

o The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources than the Company;

o The ability of the Company to maintain its ATMs and information systems technology without significant system failures or breakdowns;

o The ability of the Company to cause its ATMs and information systems to be Year 2000 compliant and the extent to which the systems of card issuers, card organizations, banks and other companies on which the Company's systems rely are Year 2000 compliant;

o The extent of losses from errors and omissions, employee dishonesty and vault cash losses, for which the Company does not maintain insurance;

o The ability of the Company to develop new products and enhance existing products to be offered through ATMs, and the ability of the Company to successfully market these products;

o The ability of the Company to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

o The ability of the Company to retain senior management and other key personnel;

o     Changes in general economic conditions.

Any forward-looking statement contained herein is made as of the date of this document. The Company does not undertake to publicly update or correct any of these forward-looking statements in the future.

Item 7.      FINANCIAL STATEMENTS

                          UNIVERSAL MONEY CENTERS, INC.

                            JANUARY 31, 1998 AND 1997


                                    CONTENTS


                                                                          Page
                                                                          ----
INDEPENDENT ACCOUNTANTS' REPORT............................................33

CONSOLIDATED FINANCIAL STATEMENTS
     Balance Sheets........................................................34
     Liabilities and Stockholders' Equity..................................35
     Statements of Income..................................................36
     Statements of Changes in Stockholders' Equity.........................37
     Statements of Cash Flows..............................................38
     Notes to Financial Statements.........................................39

                         INDEPENDENT ACCOUNTANTS' REPORT





Board of Directors
Universal Money Centers, Inc.
Mission, Kansas



            We have audited the accompanying consolidated balance sheets of UNIVERSAL MONEY CENTERS, INC. as of January 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL MONEY CENTERS, INC. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

            As described in Note 3, the Company has not filed the financial and other information required by the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (SEC) and its stockholders since 1987. The Company has recently initiated the process of resuming its periodic reporting to the SEC and its stockholders. No provision for costs or other adjustments which could ultimately result from the outcome of this uncertainty has been recorded in the accompanying financial statements.


                                        BAIRD, KURTZ & DOBSON




Kansas City, Missouri
April 10, 1998

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 1998 AND 1997




                                     ASSETS



                                                         1998            1997
                                                     -----------     -----------
CURRENT ASSETS
   Cash                                                $ 374,675      $  325,646
   Accounts receivable - trade, less allowance for        87,256          60,130
      doubtful accounts:  1998 - $21,380; 1997 -
      $3,345
   Accounts receivable - affiliate                         2,340          24,271
   Inventories                                               300           8,173
   Prepaid expenses and other                              9,176          12,592
   Interest receivable - affiliate                         2,059           1,539
                                                     -----------     -----------
                        Total Current Assets             475,806         432,351
                                                     -----------     -----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                           2,578,635       2,509,126
   Leasehold improvements                                117,803         117,803
   Vehicles                                                9,722          17,760
                                                     -----------     -----------
                                                       2,706,160       2,644,689
   Less accumulated depreciation                       1,475,325       1,727,520
                                                     -----------     -----------
                                                       1,230,835         917,169
                                                     -----------     -----------

OTHER ASSETS
   Deferred income taxes                                 315,000               0
   Other                                                  12,383          11,773
                                                     -----------     -----------
                                                         327,383          11,773
                                                     -----------     -----------
                                                      $2,034,024      $1,361,293
                                                     ===========     ===========








See Notes to Consolidated Financial Statements

                            LIABILITIES AND STOCKHOLDERS' EQUITY



                                                      1998               1997
                                                  ------------      ------------

CURRENT LIABILITIES
    Current maturities of long-term debt and      $    206,040      $   439,108
    capital lease obligations
    Accounts payable                                   296,455          229,408
    Accounts payable - affiliate                        35,551           15,217
    Accrued expenses                                   223,496          227,485
                                                  ------------      ------------
                      Total Current Liabilities        761,542          911,218
                                                  ------------      ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS           392,945          234,962
                                                  ------------      ------------

STOCKHOLDERS' EQUITY
    Common stock; no par value; $.01 stated value;
         40,000,000 shares authorized; 39,851,380
    issued for 1998 and 1997                           398,514          398,514
    Additional paid-in capital                      18,593,430       18,593,430
    Retained earnings (deficit)                    (16,450,099)      (17,114,52)
                                                  -------------     ------------
                                                     2,541,845        1,877,421

    Less treasury stock, at cost; common;
         558,311 shares for 1998 and 1997           (1,662,308)      (1,662,308)
                                                  -------------     ------------
                                                       879,537          215,113
                                                  -------------     ------------

                                                  $  2,034,024      $ 1,361,293
                                                  =============     ============
















See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                      YEARS ENDED JANUARY 31, 1998 AND 1997



                                              1998                  1997
                                         -------------        -------------


NET REVENUES                             $  3,822,156         $  2,600,725

COSTS OF REVENUES                           2,354,751            1,384,789
                                         -------------        -------------

GROSS PROFIT                                1,467,405            1,215,956

OPERATING EXPENSES                          1,070,976              912,387
                                         -------------        -------------

INCOME FROM OPERATIONS                        396,429              303,569
                                         -------------        -------------

OTHER INCOME (EXPENSE)
    Interest income                            22,016               19,093
    Interest expense                          (69,021)             (28,536)
    Other                                                               42
                                         -------------        -------------
                                              (47,005)              (9,401)
                                         -------------        -------------
INCOME BEFORE INCOME TAXES                    349,424              294,168

INCOME TAX PROVISION (CREDIT)                (315,000)                   0
                                         -------------        -------------

NET INCOME                               $    664,424         $    294,168
                                         =============        =============

BASIC AND DILUTED EARNINGS PER SHARE     $       0.02         $       0.01
                                         =============        =============










See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 1998 AND 1997


                                                       Additional          Retained
                                          Common         Paid-In           Earnings         Treasury
                                           Stock         Capital           (Deficit)          Stock             Total
                                         ---------     -----------      -------------     -------------      -----------

BALANCE (DEFICIT),
JANUARY 31, 1996                         $ 311,764     $18,593,430      $ (17,408,691)    $ (1,658,308)      $ (161,805)

      Net income                                                              294,168                           294,168

      Issuance of 8,675,000 shares          86,750                                                               86,750

      Purchase of 400,000
      shares of treasury stock                                                                  (4,000)          (4,000)
                                         ---------     -----------      --------------    -------------      -----------
BALANCE (DEFICIT), JANUARY 31, 1997        398,514      18,593,430        (17,114,523)      (1,662,308)         215,113

      Net income                                                              664,424                           664,424
                                         ---------     -----------      --------------    -------------      -----------
BALANCE (DEFICIT), January 31, 1998      $ 398,514     $18,593,430      $ (16,450,099)    $ (1,662,308)      $  879,537
                                         =========     ===========      ==============    =============      ===========
















See Notes to Consolidated Financial Statements

                               UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED JANUARY 31, 1998 AND 1997


                                                            1998              1997
                                                         ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $    664,424      $    294,168
    Items not requiring (providing) cash:
          Depreciation                                      287,997           100,884
          Loss on disposal of property and
          equipment                                             298
          Deferred income taxes                            (315,000)
    Changes in:
          Accounts receivable                                (5,715)           (2,938)
          Inventories                                         7,873             1,252
          Prepaid expenses and other                          2,806            (7,800)
          Accounts payable and accrued expenses              83,392            70,783
                                                         ------------      ------------
                Net cash provided by operating
                activities                                  726,075           456,349
                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (500,945)         (451,167)
    Proceeds from notes receivable - affiliate                                 62,000
    Proceeds from sale of property and equipment                150
                                                         ------------      ------------
          Net cash used in investing activities            (500,795)         (389,167)
                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under long-term debt and capital    (227,251)         (173,694)
    lease obligations
    Proceeds from issuance of long-term debt                 51,000           303,224
    Proceeds from issuance of common stock                                     86,750
    Purchase of treasury stock                                                 (4,000)
                                                         ------------      ------------
          Net cash provided by (used in)
          financing activities                             (176,251)          212,280
                                                         ------------      ------------

INCREASE IN CASH                                             49,029           279,462

CASH, BEGINNING OF YEAR                                     325,646            46,184
                                                         ------------      ------------

CASH, END OF YEAR                                      $    374,675      $    325,646
                                                         ============      ============






See Notes to Consolidated Financial Statements

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

      The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs) in the states of Kansas, Missouri, Ohio, Illinois, Florida and Texas. Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of January 31, 1998 and 1997, the Company had approximately 316 and 278 ATMs in the network, respectively.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

      Property and equipment are depreciated over the estimated useful life of each asset, primarily five to seven years. Annual depreciation is computed using the straight-line method.

Principles of Consolidation

      The consolidated financial statements include the accounts of Universal Money Centers, Inc., and its wholly-owned subsidiaries, Electronic Funds Transfer, Inc., Corporate Payments Systems, Inc., (inactive) and A.M. Corporation (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

      Deferred income tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Inventory

      All inventories are stated at the lower of cost or market. As of January 31, 1998 and 1997, inventory consisted primarily of repair parts for ATMs, with the cost of such parts being determined using the FIFO (first-in, first-out) method.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Future Changes in Accounting Principles

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. Management believes the impact of this Statement on the Company's financial reporting will not be material.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management believes that the adoption of this Statement will not have a material effect on the Company's financial reporting.


NOTE 2:  RELATED PARTY TRANSACTIONS


      The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the CEO and a stockholder of Universal Funding Corporation (UFC). In addition, the other two stockholders of UFC are also stockholders of the Company.

      The Company receives management and leasing fees from UFC to provide administrative services, computer switching, maintenance and software for the ATMs. Such fees totaled $726,389 and $664,755 for the years ended January 31, 1998 and 1997, respectively. Under the agreement, these fees are paid on a monthly basis subsequent to UFC meeting all other monthly cash flow obligations.

      The Company assumes the risks of theft or other shortages of cash from the ATMs funded by UFC. As of January 31, 1998 and 1997, UFC had vault cash of approximately $1,900,000 (located in approximately 209 ATMs) and $1,750,000 (located in approximately 197 ATMs), respectively. During the years ended January 31, 1998 and 1997, the Company incurred losses of $22,616 and $42,354 from vault cash shortages. Included in accounts payable - affiliate on the accompanying consolidated balance sheets for both years is a payable of $35,551 and $15,217, respectively, to UFC for such shortages.

      The agreement with UFC for management fees provides that the fee will equal the net income of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). As of January 31, 1998 and 1997, the Company had a receivable of $2,340 and $24,271, respectively, for these fees.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997



NOTE 2:  RELATED PARTY TRANSACTIONS (Continued)


      Certain members of the Company's management extended loans to UFC. UFC used the proceeds from these loans to provide vault cash to the ATMs. The interest UFC pays on these loans directly reduces UFC's income subject to the management fee. As of January 31, 1998 and 1997, the balance of these loans was approximately $1,350,000 and $1,200,000, respectively, with interest rates ranging from 12% to 18%. Additionally, the Company extended loans to UFC to provide vault cash. For the years ended January 31, 1998 and 1997, the maximum balance of the loans was $202,000 and $211,000, respectively. During the years ended January 31, 1998 and 1997, the Company earned interest income of $21,718 and $18,943, respectively, from these loans.

      The Company has the option to purchase UFC from its current stockholders for approximately $165,000.

      Since its last filing with the Securities and Exchange Commission (1987), the Company has issued 17,201,897 shares which have not been registered with the Securities and Exchange Commission. Of the shares issued, 12,112,644 were issued to related parties as follows:

      o 9,600,000 shares were sold to the president of the Company for $.01 per share in two separate transactions; 1,000,000 shares in December 1994 and 8,600,000 shares authorized in a 1995 Board of Directors meeting and subsequently issued in April 1996.

      o 75,000, 200,000 and 975,000 shares were issued to the Board of Directors and officers in 1996, 1995 and 1990, respectively, in lieu of compensation for their services.

      o 400,000 shares were issued to a former employee in June 1994 in lieu of compensation. These shares were then repurchased by the Company as treasury stock in June 1996 as part of a negotiated settlement with the former employee.

      o 843,894 shares were issued to an individual who is a one-third owner of UFC. Of the 843,894 shares, 724,932 and 23,639 were sold to the individual in 1987 and 1989 for $.1875 and $.08 per share, respectively. The remaining 95,323 shares were issued in 1989 to the individual as consideration for pledging a certificate of deposit as collateral for the Company's outstanding debt.

      o 18,750 shares were sold to a director of the Company in 1989 for $.08 per share.

      The Company has a liability for back wages due to the chairman and CEO of the Company of approximately $140,000. This represents an informal, negotiated deferral in compensation from 1993-1995 in an attempt to improve the Company's cash flow during those years.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997



NOTE 3:     FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION


      Although the Company is a publicly traded company, it has not filed any information required by the Securities and Exchange Act of 1934 including, but not limited to, Forms 10-K, 10-Q and 8-K and other reports to stockholders since 1987.

      The Company is in the process of determining the necessary filings and disclosures which would be required by the Securities and Exchange Commission to bring the Company back in compliance. The effect on the Company's financial statements, if any, from any stockholder disputes or other corrective measures arising from these delinquent filings have not been determined.

      The Company had a retained deficit balance of $19,461,552 as of January 31, 1987. This is the last year the Company's audited financial statements were filed with the Securities and Exchange Commission. The Company's retained deficit as of January 31, 1998 is $16,450,099.


NOTE 4:  OPERATING LEASES


      The Company leases office space under non-cancellable operating leases which expire through August 2001. Rent expense for office space for the years ended January 31, 1998 and 1997 was $76,310 and $76,160, respectively.

      The Company leases computer equipment under non-cancellable operating leases which expire through February 2001. The Company also leases locations to place ATMs under non-cancellable operating leases which expire through March 2001. Total rent expense related to the lease of computer equipment and locations to place ATMs for the years ended January 31, 1998 and 1997 was $86,522 and $28,811, respectively.

      Future minimum lease payments at January 31, 1998 are as follows:


          1999                       $146,909
          2000                        146,909
          2001                        117,058
          2002                         47,000
                                    ----------

  Future minimum lease payments      $457,876

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997


NOTE 5:  LONG-TERM DEBT

                                                    1998              1997
                                                  ---------         ----------

      Installment notes payable (A)              $ 224,278         $  271,065
      Capital lease obligations (B)                286,100            349,073
      Installment notes payable (C)                 79,212             42,195
      Installment note payable (D)                   9,395             11,737
                                                -----------        -----------
                                                   598,985            674,070
      Less current maturities                      206,040            439,108
                                                -----------        -----------
                                                 $ 392,945         $  234,962
                                                ===========        ===========

(A) Various installment notes payable; due on demand; if no demand made, due at various dates through November 2001; with interest at 10.25%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO. Subsequent to the year ended January 31, 1998, the demand feature was waived through January 31, 1999.

(B) Capital leases covering ATMs and office equipment with monthly payments through January 2001 with such amounts being personally guaranteed by the Company's Chairman and CEO.

(C) Various installment notes payable; due at various dates through February 2001, with interest at 10%; collateralized by equipment.

(D) Installment note payable; due in monthly payments of $311 including interest at 10% through December 2000; collateralized by equipment.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997


NOTE 5:  LONG-TERM DEBT (Continued)

      Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 1998 are as follows:

                                              Long-Term Debt      Capital Lease
                                            (Excluding Leases)     Obligations
                                            ------------------    -------------
      1999                                        74,175            155,924
      2000                                        82,290            120,216
      2001                                        86,218             45,923
      2002                                        63,950                838
      2003                                         6,252
                                              -----------        -----------
                                               $ 312,885            322,901
                                              ===========
      Less amount representing interest                              36,801
                                                                 -----------
       Present value of future minimum lease                        286,100
       payments
       Less current maturities                                      131,865
                                                                 -----------
                                                                 $  154,235
                                                                 ===========

 Property and equipment including the following property under capital leases:

                                                  1998              1997
                                                ---------         ----------
      Equipment cost                           $ 558,054         $  456,848
      Less accumulated depreciation              164,659             28,250
                                                ---------        -----------
                                               $ 393,395         $ $428,598
                                              ===========        ===========


As of January 31, 1998 and 1997, the carrying amount of long-term debt approximates its fair value.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997


NOTE 6:  EARNINGS PER SHARE


The details of the basic and diluted earnings per share calculations for the years ended January 31, 1998 and 1997 are as follows:


                                                       1998
                                   ---------------------------------------------
                                                     Weighted
                                       Net         Average Shares     Per Share
                                     Income         Outstanding         Amount
                                   --------------  --------------   ------------

Net income                           $664,424
                                   --------------
Basic and diluted earnings per share:
   Income available to common
      Stockholders                   $664,424       39,293,069         $ .02
                                   ==============  ==============   ============

                                                       1997
                                   ---------------------------------------------
                                                     Weighted
                                       Net         Average Shares     Per Share
                                     Income         Outstanding         Amount
                                   --------------  --------------   ------------

Net income                           $294,168
                                   --------------

Basic and diluted earnings per share:
   Income available to common
      Stockholders                   $294,168       37,031,768         $ .01
                                   ==============  ==============   ============




NOTE 7:  INCOME TAXES


The provision (credit) for income taxes includes these components:


                                                    1998              1997
                                                ------------      ------------

      Deferred income taxes                      $  21,000         $  32,000
      Utilization of net operating loss
      carryforwards                                110,000            73,000
      Change in deferred tax asset valuation
      allowance                                   (446,000)         (105,000)
                                                -----------       -----------

                                                 $(315,000)        $       0
                                                ===========       ===========

                        UNIVERSAL MONEY CENTERS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JANUARY 31, 1998 AND 1997


NOTE 7:     INCOME TAXES (Continued)

A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below.

                                                    1998              1997
                                                ------------      -----------

      Computed at the statutory rate             $ 119,000         $ 100,000

      Increase (decrease) resulting from:
           Change in deferred tax asset           (446,000)         (105,000)
           valuation allowance
           Other                                    12,000             5,000
                                                -----------       -----------

      Actual tax provision (credit)              $($315,00)        $       0
                                                ===========       ===========


The tax effects of temporary differences related to deferred taxes were:

                                                    1998              1997
                                                ------------      -----------
      Deferred tax assets:
           Allowance for doubtful accounts       $   8,000         $   1,000
           Accumulated depreciation                 80,000           108,000
           Accrued expenses                         17,000            17,000
           Net operating loss carryforwards        620,000           730,000
           General tax credits                     195,000           195,000
                                                -----------       -----------

      Net deferred tax asset before valuation      920,000         1,051,000
      allowance
                                                ===========       ===========
      Valuation allowance:
           Beginning balance                    (1,051,000)       (1,156,000)
           Decrease                                446,000           105,000
                                                -----------       -----------
           Ending balance                         (605,000)       (1,051,000)
                                                -----------       -----------
      Net deferred tax asset                     $ 315,000         $       0
                                                ===========       ===========

As of January 31, 1998, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,600,000, which expire between 2005 and 2012.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997



NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles required disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Significant Agreements

      Approximately 19% and 26% for 1998 and 1997, respectively, of the Company's revenue comes from services provided for Universal Funding Corporation
(UFC), a related party (see Note 2). Additionally, the Company earned approximately 70% of its surcharging fees from ATMs containing UFC's vault cash during the years ended January 31, 1998 and 1997. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of Universal Money Center's management. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

Significant Customers

      The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 34 ATMs, respectively, have been installed at their locations. The aggregate revenues from these companies accounted for approximately 22% of the Company's revenues in fiscal year 1998.

Fees

      Currently, the Company is permitted to charge a "surcharge" to users of the Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended January 31, 1998 and 1997, the Company recognized revenue of $1,967,594 and $846,012, respectively, from surcharges.

Filings with the Securities and Exchange Commission

      As discussed in Note 3, the Company is delinquent in required filings with the Securities and Exchange Commission and its stockholders.

Year 2000

      Like all entities, the Company is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. Management believes it has addressed all critical issues and has begun, but not yet completed, remediating any potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.

                               UNIVERSAL MONEY CENTERS, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JANUARY 31, 1998 AND 1997



NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)




Insurance

      The Company does not insure against possible losses from errors and omissions, employee dishonesty or vault cash losses (see Note 2).

Deferred Income Taxes

      The company has recorded a deferred tax asset of $315,000 at January 31, 1998, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax assets considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change.

Litigation

      Subsequent to January 31, 1998, a shareholder of the Company requested that the Board of Directors of the Company immediately call meetings of the shareholders and directors to consider a variety of matters, including the voiding of certain related party stock transactions described in Note 2. The shareholder also requested that the Company purchase the shareholder's shares of the Company stock and threatened litigation against several parties, including the Company. If these issues are litigated, now or in the future, management and legal counsel believe that the Company has reasonable defenses.


NOTE 9:  SUBSEQUENT EVENTS


      Subsequent to January 31, 1998, the Company completed the financing for approximately 39 new ATMs at a total cost of approximately $290,000.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997



NOTE 10:    ADDITIONAL CASH FLOW INFORMATION


                                                       1998              1997
                                                   -----------      -----------


Noncash Investing and Financing Activities

   Capital lease obligations incurred for
   equipment                                         $101,166         $442,582


Additional Cash Payment Information

    Interest paid                                     $69,021          $41,222

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no change in the Company's accountants during the two most recent fiscal years or any subsequent interim period.


                                          PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


Directors and Executive Officers

           Name                Age                Position
           ----                ---                --------
David S. Bonsal                59     Chairman and Chief Executive Officer;
                                      Director
Dave A. Windhorst              46     President
Pamela A. Glenn                37     Vice President and Corporate Secretary
Jeffrey M. Sperry              55     Director
Arthur M. Moglowsky            61     Director

      The terms of office of the directors of the Company will expire upon the election of their successors at the 1999 Annual Meeting of Shareholders. Executive officers serve at the pleasure of the Board of Directors.

      David S. Bonsal has served as the Chairman and Chief Executive Officer of the Company since 1988. Mr. Bonsal is also a principal shareholder of Funding. Mr. Bonsal also serves on the Board of Directors and the Audit Committee of Ferrite Components.

      Dave A. Windhorst has served as President of the Company since May 1995. Mr. Windhorst served as Senior Vice President of the Company from August 1986 to May 1995, as Vice President of Development and Operations from August 1984 to August 1986, and as Systems Manager of the Company from August 1982 to August 1994.

      Pamela A. Glenn has served as Vice President since May 1995. Ms. Glenn served as a Sales Representative and Account Manager of the Company from 1991 to May 1995 and held various positions with the Company from 1982 to 1991.

      Jeffrey M. Sperry has served as a director since 1982. Mr. Sperry is an Executive Vice President with Robert Cohn Associates, Inc., Albany, New York, a real estate company, and has held that position since 1978.

      Arthur M. Moglowsky has served as a director since 1981. Mr. Moglowsky is an attorney and a shareholder in the law firm of Bass & Moglowsky, S.C., Milwaukee, Wisconsin.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, executive officers and greater than ten percent beneficial shareholders are required by SEC regulation to furnish the Company with copies of all reports they file. To the Company's knowledge, no such reports have been filed by any of such persons for many years as a result of the delisting of the Company's Common Stock and the Company's discontinuance of filing periodic reports with the SEC. The Company has communicated with such persons concerning their reporting obligations and expects reports to be filed concurrently with the filing of this Form 10-KSB.


Item 10.    EXECUTIVE COMPENSATION


Summary Compensation Table

      The following table sets forth certain summary information concerning the compensation paid and awarded for the years indicated to the Company's Chief Executive Officer and the President (the "Named Executive Officers") as of the end of the Company's 1998 fiscal year.

                             SUMMARY COMPENSATION TABLE

                                                                       Long Term
                                    Annual Compensation               Compensation
                           ----------------------------------------  --------------
                                                       Other Annual    Securities     All Other
     Name and                                          Compensation    Underlying   Compensation
 Principal Position        Year  Salary($) Bonus($)(1)   ($)(2)        Options(#)         ($)
 ------------------        ----  --------- ----------- ------------    ----------         ---

David S. Bonsal, Chief     1998   125,000    1,000          --              --             --
Executive Officer (3),(4)  1997   108,333    1,000
                           1996   100,000      100

Dave A. Windhorst,         1998   107,752    2,500          --              --             --
President (5)              1997    87,129    5,900
                           1996    82,000      100

--------------------------

(1) Includes bonuses received in the reported year. The payment of bonuses is at the discretion of the Board of Directors.

(2) The Company has not included in the Summary Compensation Table the value of incidental personal perquisites furnished by the registrant to the Named Executive Officers since such value did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any of such Named Executive Officers.

 (3) David S. Bonsal received the following compensation from the Company in each of the following fiscal years: (1) 1995 - Salary, $100,000; Bonus, $0;
     (2) 1994 - Salary, $100,000; Bonus, $0; (3) 1993 - Salary, $100,000; Bonus,
     $0; (4) 1992 - Salary, $89,919; Bonus $0; (5) 1991 - Salary, $98,879;
     Bonus, $0; (6) 1990 - Salary, $100,000; Bonus, $0; (7) 1989 - Salary,
     $100,000; Bonus, $0; (8) 1988 - Salary, $4,167; Bonus $0 (Mr. Bonsal was
     hired by the Company in January 1988).

(4) The amount of compensation shown as paid to Mr. Bonsal for fiscal years 1994 to 1996 includes approximately $140,000 that has been deferred due to cash flow problems experienced by the Company. Interest accrues on the deferred amount at the rate of 5% per annum.

(5) Dave A. Windhorst received the following compensation from the Company in each of the following fiscal years: (1) 1995 - Salary, $82,000; Bonus, $100; (2) 1994 - Salary, $82,000; Bonus, $0; (3) 1993 - Salary, $82,000;
     Bonus, $0; (4) 1992 - Salary, $71,000; Bonus $0; (5) 1991 - Salary,
     $69,583; Bonus, $0; (6) 1990 - Salary, $65,000; Bonus, $0; (7) 1989 -
     Salary, $65,000; Bonus, $50; (8) 1988 - Salary, $67,000; Bonus $0. Mr.
     Windhorst received 150,000 shares of Common Stock of the Company, valued at $.01 per share, in partial payment of the compensation shown for fiscal year 1990.


Stock Option Plan

     The Company currently does not have any stock option plans. All options outstanding under stock option plans referred to in the Company's Form 10-K for fiscal year 1987 expired unexercised.


Director Compensation

      The Company currently pays each non-employee director a cash fee of $750 for each Board meeting attended in person and a cash fee of $250 for each Board meeting attended by telephone. Directors are reimbursed for certain reasonable expenses incurred in attending meetings. Officers of the Company do not receive any additional compensation for serving as members of the Board of Directors.


Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Ownership of Directors and Executive Officers

      The following table sets forth information regarding the beneficial ownership of the outstanding Common Stock as of January 31, 1998 by each person or entity who is known by the Company to beneficially own 5% or more of the Common Stock, each director, each Named Executive Officer and all of the directors and executive officers of the Company as a group. Each of such persons has sole voting and investment power with respect to the shares shown as beneficially owned.

Name of Beneficial Owner                      Number of          Percent of
                                                Shares           Common Stock
                                         Beneficially Owned      Outstanding(1)
                                         ------------------      --------------
                                                 12,424,150             31.62%
Jeffrey M. Sperry                                   250,000             *
Arthur M. Moglowsky                                 297,753             *
David A. Windhorst                                  171,882             *
Pamela A. Glenn                                     100,000             *
Directors and executive officers as a            13,243,785             33.71%
group (5 persons)


*  Represents beneficial ownership of less than one percent.

(1) Percentages are determined in accordance with Rule 13d-3 under the Exchange Act.

(2) The address of Mr. Bonsal is c/o Universal Money Centers, Inc., 6800 Squibb Road, Shawnee Mission, Kansas 66202.


Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Universal Funding Corporation

      The Company has maintained a business relationship with Universal Funding Corporation, a Missouri corporation ("Funding"), since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. However, as a result of the Company's financial problems, in 1989 the Company lost its line of credit with Mission Hills Bank, which had provided vault cash for the Company's ATM machines in the Kansas City area. New lenders were unwilling to extend loans partly because of the concern that the Company's existing lenders and other creditors would assert claims against cash physically located in ATM's owned by the Company. The Company did not have sufficient cash to supply the vault cash for these ATMs.

      In order to resolve this problem and to permit the Company to continue to operate these ATMs, Funding was formed by David S. Bonsal, the Chairman of the Company's Board of Directors, John L. Settles, the President of the Company from April 1989 through late 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

      In August 1989, the Company sold to Funding the 60 ATMs owned by the Company and operated in the Kansas City area, for which Mission Hills Bank had previously provided financing for vault cash. The ATMs were sold to Funding at prices at or above the machines' fair value, as determined by management of the Company based upon prices the Company had recently paid to independent third parties for similar ATMs. Funding requested the sale of the

ATMs to Funding as a condition to providing vault cash, in order to provide additional protection against seizure of Funding's vault cash by the Company's creditors.

      In connection with the sale of the ATMs to Funding, the Company entered into a management agreement (the "Management Agreement") with Funding in August 1989. The Management Agreement was designed to provide the Company with the economic benefits of ownership and operation of the ATMs sold to Funding, while providing to shareholders and lenders of Funding the protection from the Company's creditors and the investment return necessary to attract their investment. In the Management Agreement, Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from the Company, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management Agreement, the Company agreed to "drive" the ATMs sold to Funding and to provide accounting, maintenance and communication services. In exchange for these services, Funding agreed to pay the Company a management fee equal to Funding's "net income". Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. The management fee is to be paid to the Company on a monthly basis after Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Funding's shareholders. In addition, in the Management Agreement, the shareholders of Funding grant the Company an option to purchase all of the outstanding stock of Funding at any time for an amount equal to 110% of the capital contributed by the shareholders to Funding plus any arrearages in the payment of expenses due under the Management Agreement. Management believes that the amount of the exercise price would have been $165,000 as of January 31, 1998. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

      The proposed sale of the ATMs to Funding and the proposed Management Agreement with Funding have been unanimously approved by the Board of Directors of the Company, including by the independent directors comprising a majority of the Board of Directors of the Company. The Company believed that the arrangement with Funding was the best alternative available to the Company to enable the Company to continue the operation of its ATM network.

      Since 1989, the relationship between the Company and Funding has expanded to cover additional ATMs. In 1994, the Company lost its line of credit with Boatmen's Bank, which provided vault cash for Company-owned ATMs located in St. Louis. Funding has provided the vault cash for these ATMs under the Management Agreement since that time. The Company had the opportunity to place ATMs in locations in El Paso, Texas, but needed vault cash in order to place these ATMs. The Company and Funding amended the Management Agreement to cover vault cash for ATMs in these locations. In order to take advantage of other opportunities, the Company has requested Funding to provide vault cash for additional ATMs under the Management Agreement.

     Funding currently supplies vault cash for a majority of the ATMs owned by Funding and the Company. Funding currently owns 41 ATMs in the Company's ATM network. The remaining Company-owned ATMs are leased to Funding for rent of $10.00 per month. Funding requested the leasing arrangement for the remaining ATMs in order to provide protection against seizure of its vault cash by the Company's creditors. Funding does not provide vault cash for ATMs owned by banks or ATMs owned by third party vendors. At January 31, 1998 and 1997, Funding had vault cash of approximately $1,900,000 and $1,750,000, respectively, located in approximately 209 and 197 ATMs, respectively, owned by Funding and the Company. Funding receives all interchange fees for transactions processed on ATMs for which it supplies vault cash and these fees are included in net income for purposes of determining the amount of the management fee paid to the Company.

      Funding paid the Company management fees of $726,389 and $664,755 in fiscal years 1998 and 1997, respectively. At January 31, 1998 and 1997, the Company had a receivable for accrued and unpaid management fees of $2,340 and $24,271, respectively. Pursuant to the Management Agreement, the Company assumes the risk of theft or other shortages of cash from the ATMs for which Funding supplies vault cash. The Company incurred losses of $22,616 and $42,354 from vault cash shortages in fiscal 1998 and 1997, respectively.

      Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., a wholly owned subsidiary of the Company ("EFT"), (ii) David S. Bonsal, Chairman and Chief Executive Officer of the Company, and a limited partnership in which Mr. Bonsal is the general partner, (iii) employees of the Company, and (iv) other unaffiliated investors. The loans generally have a term of 30 days and typically are rolled over at maturity. During the period that Funding has borrowed funds from these parties, Funding has paid interest on outstanding loans at rates ranging from 9 - 18% per annum. As of January 31, 1998, Funding paid interest on loans at rates ranging from 9 - 18% per annum. At January 31, 1998, the aggregate outstanding amount of the loans was approximately $1,756,029, of which $202,000 was owed to EFT, $859,226 was owed to Mr. Bonsal and the related limited partnership, and $22,044 was owed to Dave A. Windhorst, President of the Company. The maximum outstanding balances of the loans made by EFT to Funding in fiscal 1998 and 1997 were $202,000 and $211,000, respectively. The total interest earned by the Company on loans from EFT to Funding in fiscal 1998 and 1997 was $21,718 and $18,943, respectively.

      The interest rates paid by Funding on outstanding loans to Funding from David S. Bonsal and the related limited partnership have ranged from 9 - 18% per annum since 1989. The interest rate on loans from David S. Bonsal and the related limited partnership that were outstanding during fiscal 1998 and 1997 and at January 31, 1998 was 15% per annum, except for a small portion of the loans relating to ATMs in El Paso, Texas, for which the interest rate was 9% during fiscal 1998 and 1997 and at January 31, 1998. The total interest paid by Funding to David S. Bonsal and the related limited partnership for loans to Funding was $122,948 in fiscal 1998, $93,439 in fiscal 1997, $56,489 in fiscal 1996, $45,495 in fiscal 1995, $20,846 in fiscal 1994, $9,279 in fiscal 1993,
$6,036 in fiscal 1992, $7,491 in fiscal 1991 and $1,584 in fiscal 1990. The interest rate on loans from Dave A. Windhorst outstanding during fiscal 1998, 1997 and 1996 ranged from 12 - 18% per annum, and on loans outstanding at January 31, 1998 was 12% per annum. The total interest paid by Funding to Dave
A. Windhorst for loans to Funding was $3,344 in fiscal 1998, $4,792 in fiscal 1997 and $3,541 in fiscal 1996. No loans from Mr. Windhorst to Funding were outstanding prior to fiscal 1996.

      As noted above, the shareholders of Funding receive a return on their equity investment in Funding each month before Funding pays the management fee to the Company. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Funding and is paid on the equity investment at a rate of 18% per annum. For fiscal 1990, the amount paid by Funding to the shareholders of Funding as a return on equity investment was approximately $12,000, and since fiscal 1990, the amount paid each year by Funding to the shareholders of Funding as a return on equity investment has been approximately $25,000. David S. Bonsal, as the owner of 1/3 of the outstanding shares of Funding, has received 1/3 of the amount paid each year to the shareholders of Funding.

      The Company has investigated and will continue to investigate other sources of lending for vault cash and may replace the relationship with Funding in whole or in part to the extent that alternative sources of funds become available on acceptable terms. The Company attempted to negotiate a financing arrangement with Boatmen's Bank of Kansas City, under which Boatmen's would finance vault cash for a number of the Company's ATMs. Boatmen informed the Company in December 1996 that it was terminating negotiations, primarily because of the difficulty of tracking cash collateral through an ATM network. The Company entered into an agreement with Pinnacle Cash Systems, L.L.C. ("Pinnacle") in August 1997 pursuant to which Pinnacle loaned the Company funds for vault cash at an interest rate equal to the rate published from time to time as the prime rate by the Wall Street Journal plus 2.5%. In addition to the payment of interest, the agreement required the Company to pay monthly "bank" fees and insurance charges to Pinnacle. As of January 31, 1998, Pinnacle provided vault cash for approximately 11 ATMs. The agreement was terminated by Pinnacle in March 1999. Pinnacle informed the Company that Pinnacle's lender would no longer fund loans by Pinnacle for vault cash, because of losses suffered by the lender on other loans for vault cash due to problems the lender encountered in monitoring cash transfers through ATM networks.


Deferred Compensation

      The Company has a liability of approximately $140,000 due to David S. Bonsal, Chairman and Chief Executive Officer of the Company, representing compensation informally deferred during fiscal years 1994 through 1996 in an attempt to improve the Company's cash flow during those years. The Company has agreed to pay interest on the deferred compensation at a rate of 5% per annum.


Personal Guarantees of Company Obligations

      As a result of the Company's financial problems, certain lenders have required the personal guarantee of David S. Bonsal, Chairman and Chief Executive Officer of the Company, as a condition to loaning funds to the Company to finance the purchase of new and replacement ATMs. The Company's payment of the following obligations of the Company has been personally guaranteed by Mr.
Bonsal:

      1. Capital Lease dated December 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), in the principal amount of $440,365. The lease requires monthly payments by the Company through November 2000.

      2. Capital Lease dated October 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), in the principal amount of $66,427. The lease requires monthly payments by the Company through September 2000.

      3. Capital Lease dated February 28, 1997, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), in the principal amount of $119,594. The lease requires monthly payments by the Company through January 2001.

      4. A promissory note dated June 3, 1996, issued by the Company to Bank 21 (formerly The Farmers Bank) in the principal amount of $57,570. The note is due on demand, and if no demand is made, the note is due in installments through January 2001.

      5. A promissory note dated August 20, 1996, issued by the Company to Bank 21 (formerly The Farmers Bank) in the principal amount of $222,200. The note is due on demand, and if no demand is made, the note is due in installments through November 2001.

Under the terms of each of the capital leases described in Items 1-3 above, Mr. Bonsal's personal guarantee is to be released under each lease if the Company complies with its obligations under the respective lease for twenty-four (24) months after the date of such lease and is not in default under the respective lease at the end of the twenty-four (24) month period.

Loans from Management to the Company

      In November 1992, David S. Bonsal, Chairman and Chief Executive Officer of the Company, loaned the Company $50,000 so that the Company could complete an offer in compromise with the IRS by payment of $110,000. The IRS had taken the position that the Company owed a substantial amount in federal income taxes, interest and penalties arising from the improper use of net operating loss carrybacks in the taxable years ended from 1979 through 1983. The Company did not have sufficient funds without the loan to complete the offer in compromise. Interest accrued on the loan at rates ranging from 5 - 9% per annum from November 1992 until the principal and accrued interest was paid in full in 1996. The total amount of interest paid on the loan was $12,498.


Certain Sales and Transfers of Common Stock

      Since the end of fiscal 1987, the Company has issued 17,201,897 shares of Common Stock. See Item 5, "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities." Of these shares, the Company issued 12,112,644 shares of Common Stock to directors and executive officers of the Company and to certain other parties, as described below.

      o In November 1987, the Company sold 724,932 shares to William Smithson for $.1875 per share as part of an offering of 1,975,362 shares by the Company to raise cash. Mr. Smithson became a one-third owner of Funding in 1989.

      o In 1989, as part of an offering of 2,300,000 shares by the Company for $.08 per share to raise cash, the Company sold 18,750 shares to Jeffrey M. Sperry, a director of the Company.

      o In 1989, the Company issued 95,323 shares to Mr. Smithson in exchange for Mr. Smithson's agreement to pledge a certificate of deposit as collateral for the Company's outstanding debt. In addition, in 1989 the Company sold 23,639 shares to Mr. Smithson for $.08 per share in cash.

      o In 1990, in order to conserve cash, the Company issued the following shares of Common Stock to the following directors and executive officers of the Company at an assumed value of $.01 per share in lieu of compensation for their services: 625,000 shares to John L. Settles, President of the Company from April 1989 through late 1990; 150,000 shares to Dave A. Windhorst, then a Senior Vice President of the Company and now President of the Company; 100,000 shares to Jeffrey M. Sperry, a director of the Company; and 100,000 shares to Arthur M. Moglowsky, a director of the Company.

      o The Company issued 400,000 shares at an assumed value of $.01 per share to a former employee in June 1994 in lieu of compensation. These shares were then repurchased by the Company as treasury stock in June 1996 for $.01 per share as part of a negotiated settlement with the former employee.

      o The Company sold 1,000,000 shares of Common Stock of the Company to David S. Bonsal, Chairman and Chief Executive Officer of the Company, in December 1994 for $.01 per share in order to raise cash to cover payroll.

      o The Company sold 8,600,000 shares of Common Stock of the Company to David S. Bonsal, Chairman and Chief Executive Officer of the Company, in April 1996 for $.01 per share. The sale was part of an offering of 10,000,000 shares in May 1995 to raise working capital and improve the Company's financial condition. Mr. Bonsal subscribed for the shares prior to September 1995.

      o In 1995 and 1996, in order to conserve cash, the Company issued the following shares of Common Stock to the following persons then serving as directors of the Company, at an assumed value of $.01 per share, in lieu of compensation for their services: 100,000 shares in 1995 and 25,000 shares in 1996 to Jeffrey M. Sperry; 100,000 shares in 1995 and 25,000 shares in 1996 to Arthur M. Moglowsky; and 25,000 shares in 1996 to Stephan Gorman.


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            The exhibits required by this item are listed in the Index to Exhibits set forth on page E-1.

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 1998.

                                   SIGNATURES


            In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL MONEY CENTERS, INC.


Date: April 28, 1999                 By: /s/ David S. Bonsal
                                         ---------------------------------------
                                         David S. Bonsal
                                         Chairman of the Board
                                         and Chief Executive Officer


            In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

/s/ David S. Bonsal           Chairman of the Board, Chief       April 28, 1999
------------------------      Executive Officer and Director
David S. Bonsal               (Principal Executive Officer)


/s/Dave A. Windhorst          President                          April 28, 1999
------------------------      (Principal Financial and
Dave A. Windhorst             Accounting Officer)


*/s/ Jeffrey M. Sperry        Director                           April 28, 1999
------------------------
Jeffrey M. Sperry


*/s/ Arthur M. Moglowsky      Director                           April 28, 1999
------------------------
Arthur M. Moglowsky


*By: /s/ David S. Bonsal
     ----------------------
         David S. Bonsal
         Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

3.1         Articles of Incorporation of the Company, as amended

3.2         Amended and Restated Bylaws of the Company

4.1 Promissory Note dated June 3, 1996 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.2 Business Loan Agreement dated June 3, 1996 between the Company and Bank 21 (formerly The Farmers Bank)

4.3 Promissory Note dated August 26, 1996 issued by the Company to Bank 21 (formerly The Farmers State Bank)

4.4 Business Loan Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.5 Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

10.1 Agreement dated August 15, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.2        Addendum dated August 29, 1989 among the Company, Funding, David S.
            Bonsal, John L. Settles and William Smithson

10.3        Letter Agreement dated June 12, 1997 between the Company and Funding

10.4 Master Equipment Lease Agreement dated October 18, 1996 between the Company and New Court Communications Finance Corporation (formerly AT&T Credit Corporation)

10.5 Master Equipment Lease Agreement Schedule dated December 30, 1996 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), as amended

10.6 Master Equipment Lease Agreement Schedule dated October 30, 1996 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.7 Master Equipment Lease Agreement Schedule dated February 28, 1997 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

21          List of Subsidiaries

24          Powers of Attorney

27          Financial Data Schedule