Form 10QSB
period 1998-07-31
UNIVERSAL MONEY CENTERS INC
filed 1999-04-29
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X|   QUARTERLY Report purSUANT TO Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended July 31, 1998

|_|   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period from _______________ to _______________

      Commission file number 1-8460


                          UNIVERSAL MONEY CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)


            Missouri                            43-1242819
 (State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


                 6800 Squibb Road, Shawnee Mission, Kansas 66202
                    (Address of principal executive offices)


                                 (913) 831-2055
                           (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  __    No    X

      Number of shares outstanding of each of the issuer's classes of common equity as of April 14, 1999: 39,293,069 shares of Common Stock, $.01 par value per share

      Transitional Small Business Disclosure Format:   Yes __  No  X


                                    Page - 1

NOTE CONCERNING THIS FILING

      Concurrently with the filing of this Form 10-QSB, Universal Money Centers, Inc. (the "Company") is also filing with the SEC a Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 1998. In addition, the Company intends to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 on or before its due date, May 3, 1999. Unless otherwise indicated herein, this Form 10-QSB provides information concerning the Company as of July 31, 1998 and for the period ended July 31, 1998. The discussion in this Form 10-QSB should be read in conjunction with the discussions of subsequent periods contained in the periodic reports described above.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.


                                    Page - 2

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               July 31, 1998   January 31, 1998
                                               (unaudited)
                                               -------------   ----------------

CURRENT ASSETS
   Cash                                         $  271,882      $  374,675
   Notes receivable - affiliate                    210,000               0
   Accounts receivable - trade, less allowance
        for doubtful accounts:
            July 31, 1998 - $21,380;
            January 31, 1998 - $21,380              33,304          87,256
   Accounts receivable - affiliate                  11,144           2,340
   Inventories                                         300             300
   Prepaid expenses and other                        8,493           9,176
   Interest receivable - affiliate                   2,140           2,059
                                                -------------  ----------------
                     Total Current Assets          537,263         475,806
                                                -------------  ----------------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                     2,944,605       2,578,635
   Leasehold improvements                          117,803         117,803
   Vehicles                                          9,722           9,722
                                                -------------  ----------------
                                                 3,072,130       2,706,160
   Less accumulated depreciation                 1,667,935       1,475,325
                                                -------------  ----------------

Total Property and Equipment                     1,404,194       1,230,835
                                                -------------  ----------------

OTHER ASSETS
   Deferred income taxes                           315,000         315,000
   Other                                            32,155          12,383
                                                -------------  ----------------
                     Total Other Assets            347,155         327,383
                                                -------------  ----------------

                     Total Assets               $2,288,612      $2,034,024
                                                =============  ================




See Notes to Consolidated Financial Statements  (Unaudited)


                                    Page - 3

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                               July 31, 1998  January 31, 1998
                                                (unaudited)
                                               -------------  ----------------

CURRENT LIABILITIES
   Current maturities of long-term debt
     and capital lease obligations             $   120,631    $   206,040
   Accounts payable                                281,615        296,455
   Accounts payable - affiliate                          0         35,551
   Accrued expenses                                251,373        223,496
                                               -------------  ----------------
                Total Current Liabilities          653,619        761,542
                                               -------------  ----------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS       646,294        392,945
                                               -------------  ----------------

STOCKHOLDERS' EQUITY

   Common stock; no par value; $.01 stated
     value;
      40,000,000 shares authorized;
      39,851,380 issued as of 7/31/98 and
      1/31/98                                      398,514        398,514
   Additional paid-in capital                   18,593,430     18,593,430
   Retained earnings (deficit)                 (16,340,937)   (16,450,099)
                                               -------------  ----------------
                                                 2,651,007      2,541,845

   Less treasury stock, at cost; common
     stock
      558,311 shares as of 7/31/98 and
      1/31/98                                   (1,662,308)    (1,662,308)
                                               -------------  ----------------
                Total Stockholders' Equity         988,699        879,537
                                               -------------  ----------------

                Total Liabilities and
                 Stockholders' Equity          $ 2,288,612    $ 2,034,024
                                               =============  ================








See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                  Three Months Ended      Six Months Ended
                                       July 31,               July 31,
                                 1998          1997       1998         1997
                                 ----          ----       ----         ----

NET REVENUES                   $ 1,240,536 $ 1,010,370 $ 2,395,956  $ 1,887,225

COSTS OF REVENUES                  846,974     601,384   1,622,179    1,128,638
                                 ---------   ---------   ---------    ---------

GROSS PROFIT                       393,562     408,986     773,777      758,587

OPERATING EXPENSES                 289,481     244,738     597,112      466,976
                                 ---------   ---------   ---------    ---------

INCOME FROM OPERATIONS             104,081     164,248     176,665      291,611
                                 ---------   ---------   ---------    ---------

OTHER INCOME (EXPENSE)
             Interest income         6,353       6,260      12,360        9,721
             Interest expense      (47,063)    (18,271)    (79,863)     (36,681)
             Other                       0           0           0            0
                                 ---------   ---------   ---------    ---------
                                   (40,710)    (12,011)    (67,503)     (26,960)
                                 ---------   ---------   ---------    ---------

INCOME BEFORE INCOME TAXES          63,371     152,237     109,162      264,651

INCOME TAX PROVISION (CREDIT)           --          --          --           --

NET INCOME                     $    63,371 $   152,237 $   109,162  $   264,651
                                 =========   =========   =========    =========

BASIC & DILUTED EARNINGS PER
SHARE                          $    0.0016 $    0.0039 $    0.0028  $    0.0067
                                 =========   =========   =========    =========










See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Six Months          Six Months
                                                Ended                Ended
                                             July 31, 1998       July 31, 1997
                                             -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                 $ 109,162          $  264,651
    Items not requiring (providing) cash:
          Depreciation                           202,730             146,076
          Loss on disposal of property
            and equipment                             --                 125
          Deferred income taxes                       --                  --
    Changes in:
          Accounts receivable                     45,067            (153,969)
          Inventories                                 --               7,873
          Prepaid expenses and other             (19,089)              3,475
          Accounts payable and accrued
            expenses                             (22,514)             23,021
                                             -------------       -------------
            Net cash provided by (used
            in) operating activities             315,356             291,252
                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment          (234,865)           (243,458)
    Increase from notes receivable -
      affiliate                                 (210,000)           (202,000)
    Proceeds from sale of property and
      equipment                                       --                 150
                                             -------------       -------------

         Net cash provided by (used in)
          investing activities                  (444,865)           (445,308)
                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under long-term debt
      and capital lease obligations             (122,764)           (118,166)
    Proceeds from issuance of long-term
      debt                                       149,480              51,000
    Proceeds from issuance of common stock            --              (2,747)
    Purchase of treasury stock                        --                  --
                                             -------------       -------------
          Net cash provided by (used in)
            financing activities                  26,716             (69,913)
                                             -------------       -------------

INCREASE (DECREASE) IN CASH                     (102,793)           (223,969)

CASH, BEGINNING OF PERIOD                        374,675             325,646
                                             -------------       -------------

CASH, END OF PERIOD                           $  271,882          $  101,677
                                             =============       =============



See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 6

                          UNIVERSAL MONEY CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  General

      The consolidated financial statements include the accounts of Universal Money Centers, Inc. (the "Company"), and its wholly-owned subsidiaries, Electronic Funds Transfer, Inc., Corporate Payments Systems, Inc. (inactive) and A.M. Corporation (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998.

2.  Future Changes in Accounting Principles

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure f selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management has elected to first apply this standard in the Company's 1999 fiscal year-end reporting and believes that the adoption of this Statement will not have a material effect on the Company's financial reporting.

3.  Earnings Per Share

      The computation of earnings per share is based upon the weighted average number of common shares outstanding during the respective period. For all periods reflected in the Consolidated Financial Statements, the weighted average number of common shares outstanding was 39,293,069 shares.

4.  Supplemental Cash Flow Information

      Non-cash items for the six months ended July 31, 1998 including purchases of ATMs acquired under capital leases of approximately $141,224 during the six-month period ended July 31, 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

      Universal Money Centers, Inc. (the "Company") operates a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At July 31, 1998, the network consisted of approximately 269 ATMs owned by the Company and its affiliate, Universal


                                    Page - 7

Funding Corporation ("Funding"), 65 ATMs owned by banks and 9 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

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

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in the Company's network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Funding) receives the full interchange fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fee for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

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

      The Company's profitability is substantially dependent upon the imposition of surcharge fees. Any changes in laws or card association rules materially limiting the Company's ability to impose surcharge fees would have a material adverse effect on the Company.


                                    Page - 8

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

Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 1998 and July 31, 1997.

      Revenues. The Company's total revenues increased to $1,240,536 for the three months ended July 31, 1998 from $1,010,370 for the three months ended July 31, 1997 and increased to $2,395,956 for the six months ended July 31, 1998 from $1,887,225 for the six months ended July 31, 1997. This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 320 at July 31, 1998 from 274 at July 31, 1997. Surcharge fees increased to $728,019 or 58.7% of total revenues for the three months ended July 31, 1998 from $525,007 or 52.0% of total revenues for the three months ended July 31, 1997. Surcharge fees also increased to $1,397,976 or 58.3% of total revenues for the six months ended July 31, 1998, from $946,160 or 50.1% of total revenues for the six months ended July 31, 1997. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 304 at July 31, 1997 to 343 at July 31, 1998. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $258,361 for the three months ended July 31, 1998 from $203,731 for the three months ended July 31, 1997, and increased to $466,208 for the six months ended July 31, 1998 from $392,383 for the six months ended July 31, 1997. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $143,955 and $313,025 for the three months and six months ended July 31, 1998, respectively, from $191,489 and $381,147 for the three months and six months ended July 31, 1997, respectively. See "-Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $110,201 and $218,747 for the three months and six months ended July 31, 1998, respectively, from $90,143 and $167,535 for the three months and six months ended July 31, 1997, respectively.

      Revenues from Funding. The Company has maintained a business relationship with Funding since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. As a result of the Company's financial problems, lenders were generally unwilling to extend loans, partly because of the concern that the Company's creditors would assert claims against cash physically located in ATM's owned by the Company. The Company has not had sufficient cash


                                    Page - 9
to supply the vault cash for these ATMs. In order to resolve this problem and to permit the Company to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of the Company's Board of Directors, John
L. Settles, the President of the Company from April 1989 through late 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

      Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At July 31, 1998 and 1997, Funding had vault cash located in approximately 206 and 212 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. For additional information, see the Company's 1998 Annual Report on Form 10-KSB, Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $846,974 and $1,622,179 for the three months and six months ended July 31, 1998, respectively, from $601,384 and $1,128,638 for the three months and six months ended July 31, 1997, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and six months ended July 31, 1998 was 31.7% and 32.3%, respectively, and for the three months and six months ended July 31, 1997 was 40.5% and 40.2%, respectively. The decrease for the three months and six months ended July 31, 1998 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $289,481 and $597,112 for the three months and six months ended July 31, 1998, respectively, from $244,738 and $466,976 for the three months and six months ended July 31, 1997, respectively. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to salary increases and other personnel expenses.


                                   Page - 10

      Other Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $6,353 and $12,360 for the three months and six months ended July 31, 1998, respectively, from $6,260 and $9,721 for the three months and six months ended July 31, 1997, respectively, as a result of higher average outstanding balances.

      Interest Expense. Interest expense increased to $47,063 and $79,863 for the three months and six months ended July 31, 1998, respectively, from $18,271 and $36,681 for the three months and six months ended July 31, 1997, respectively. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Income Taxes. The Company paid no income taxes for the three months or six months ended July 31, 1998 and July 31, 1997, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $315,000 at January 31, 1998, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of July 31, 1998, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,600,000, which expire between 2005 and 2012.

      Net Income. The Company had net income of $63,371, or $0.0016 per share, for the three months ended July 31, 1998, compared to net income of $152,237, or $0.0039 per share, for the three months ended July 31, 1997. The Company had net income of $109,162, or $0.0028 per share, for the six months ended July 31, 1998, compared to net income of $264,651, or $0.0067 per share, for the six months ended July 31, 1997. Net income was lower for the three months and six months ended July 31, 1998 principally as a result of higher costs of revenues and operating expenses, as described above.



                                   Page - 11

Liquidity and Capital Resources

      At July 31, 1998, the Company had a working capital deficit of $116,356, compared to a working capital deficit of $285,736 at January 31, 1998. The ratio of current assets to current liabilities improved to .82 at July 31, 1998 from
 .62 at January 31, 1998.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $315,356 for the six months ended July 31, 1998 and $291,252 for the six months ended July 31, 1997. Net cash provided by operating activities in the six months ended July 31, 1998 consisted primarily of net income of $109,162, depreciation of $202,730 and a decrease in accounts receivable of $45,067, partially offset by an increase in prepaid expenses of $19,089 and a decrease in accounts payable of $22,514. Net cash used in investing activities was $444,865 in the six months ended July 31, 1998 and $445,308 in the six months ended July 31, 1997. The net cash used in operating activities was primarily for loans to Funding for vault cash and purchases of plant and equipment (principally ATMs) for the six months ended July 31, 1998. Net cash provided by financing activities was $26,716 for the six months ended July 31, 1998, primarily as a result of increased borrowing by the Company, compared to net cash used in financing activities of $69,913 for the six months ended July 31, 1997. The Company had cash and cash equivalents of $271,882 at July 31, 1998, compared to cash and cash equivalents of $374,675 at January 31, 1998.

      During the six months ended July 31, 1998, the Company borrowed approximately $290,704 under loan agreements and capital leases for the purchase of approximately 39 additional ATMs. These obligations are in addition to existing capital leases for 42 ATMs under capital lease agreements that expire between 2000 and 2001.

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


                                   Page - 12

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


                                   Page - 13

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

                Third Party Compliance. The Company has attempted to obtain initial certification from its "higher risk" vendors as to Year 2000 Compliance. The Company has mailed questionnaires to these vendors to identify and, to the extent possible, to resolve issues involving Year 2000 issues. Responses to these questionnaires have been verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with the Company's clients upon request. In addition, the Company has engaged in joint testing with most of these vendors and service providers, testing each party's


                                   Page - 14
system and the interface between the systems. The Company believes that all mission critical vendors and service providers have completed their internal Year 2000 corrective actions. Service providers, vendors and suppliers whom the Company deems "no risk" will not be contacted. The Company is also coordinating with its clients regarding their activities related to the Year 2000 problem. Most of the Company's clients maintain their own application programs, although they utilize the Company's computer and network resources. The Company conducted its own testing on the systems of its largest clients, and did not discover any Year 2000 problems.

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


                                   Page - 15

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


                                   Page - 16

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


                                   Page - 17

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

Future Changes in Accounting Principles

      In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about operating segments in annual financial statements of public business enterprises and requires disclosure of selected information about operating segments in interim financial reports. The Statement is effective for financial statements for periods beginning after December 15, 1997. Management has elected to first apply this standard in the Company's 1999 fiscal year-end reporting and believes that the adoption of this Statement will not have a material effect on the Company's financial reporting.

Cautionary Statement Concerning Forward-Looking Statements

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below.

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

      There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could


                                   Page - 18
cause actual results to differ materially from those discussed in the forward-looking statements are the following:

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


                                   Page - 19

Any forward-looking statement contained herein is made as of the date of this document. The Company does not undertake to publicly update or correct any of these forward-looking statements in the future.

                    PART II - OTHER INFORMATION


Item - 6   Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

           The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.


      (b)  Reports on Form 8-K
           -------------------

           The Company did not file any reports on Form 8-K during the quarter ended July 31, 1998.




                                   Page - 20

                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                                  (Registrant)


Date: April 28, 1999           By: /s/ David S. Bonsal
                                   --------------------------------
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer



Date: April 28, 1999           By: /s/ Dave A. Windhorst
                                   --------------------------------
                                   Dave A. Windhorst
                                   President
                                   (Principal Financial and Accounting Officer)



                                   Page - 21

                                INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         -----------


3.1*            Articles of Incorporation of the Company, as amended

3.2*            Amended and Restated Bylaws of the Company

4.1*            Promissory Note dated June 3, 1996 issued by the
                Company to Bank  21 (formerly The Farmers Bank)

4.2* Business Loan Agreement dated June 3, 1996 between the Company and Bank 21 (formerly
                The Farmers State Bank)

4.3*            Promissory Note dated August 26, 1996
                issued by the Company to Bank 21 (formerly
                The Farmers State Bank)

4.4*            Business Loan Agreement dated August 26,
                1996 between the Company and Bank 21
                (formerly The Farmers State Bank)

4.5*            Commercial Security Agreement dated August
                26, 1996 between the Company and Bank 21
                (formerly The Farmers State Bank)

4.6** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The
                Farmers Bank)

4.7**           Negative Pledge Agreement dated April 9,
                1998 between the Company and Bank 21
                (formerly The Farmers State Bank)

4.8**           Commercial Security Agreement dated April
                9, 1998 between the Company and Bank 21
                (formerly The Farmers State Bank)

10.1* Agreement dated August 15, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and
                William Smithson

10.2*           Addendum dated August 29, 1989 among the Company,
                Funding, David S. Bonsal, John L. Settles and
                William Smithson

10.3*           Letter Agreement dated June 12, 1997 between the
                Company and Funding

10.4* Master Equipment Lease Agreement dated October 18, 1996 between the Company and Newcourt
                Communications Finance Corporation (formerly AT&T Credit Corporation)


                                   Page - 22

10.5* Master Equipment Lease Agreement Schedule dated December 30, 1996, between the Company and Newcourt
                Communications Finance Corporation (formerly AT&T
                Credit Corporation), as amended

10.6* Master Equipment Lease Agreement Schedule dated October 30, 1996, between the Company and Newcourt
                Communications Finance Corporation (formerly AT&T
                Credit Corporation)

10.7* Master Equipment Lease Agreement Schedule dated February 28, 1997, between the Company and Newcourt
                Communications Finance Corporation (formerly AT&T
                Credit Corporation)

10.8** Master Lease Agreement dated February 28, 1998 between the Company and Diebold Credit Corporation

10.9**          Lease Schedule dated April 20, 1998 between the
                Company and Diebold Credit Corporation

27              Financial Data Schedule



* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.


                                   Page - 23