Form 10QSB
period 1998-04-30
UNIVERSAL MONEY CENTERS INC
filed 1999-04-30
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1998

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

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

                                    Page - 1

NOTE CONCERNING THIS FILING

      Concurrently with the filing of this Form 10-QSB, Universal Money Centers, Inc. (the "Company") is also filing with the SEC certain periodic reports for subsequent periods, including Quarterly Reports on Form 10-QSB for the fiscal quarters ended July 31 and October 31, 1998. In addition, the Company intends to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 on or before its due date, May 3, 1999. Unless otherwise indicated herein, this Form 10-QSB provides information concerning the Company as of April 30, 1998 and for the period ended April 30, 1998. The discussion in this Form 10-QSB should be read in conjunction with the discussions of subsequent periods contained in the periodic reports described above.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation-Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.


                                    Page - 2

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                          UNIVERSAL MONEY CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                             April 30, 1998   January 31, 1998
                                               (unaudited)
                                              -------------     ------------

                CURRENT ASSETS
  Cash                                        $  114,273         $  374,675
  Notes receivable - affiliate                   210,000                  0
  Accounts receivable - trade, less allowance
  for doubtful accounts:
    April 30, 1998 - $21,380;
    January 31, 1998 - $21,380                   28,594             87,256
  Accounts receivable - affiliate                37,925              2,340
  Inventories                                       300                300
  Prepaid expenses and other                     10,080              9,176
  Interest receivable - affiliate                 2,071              2,059
                                               ----------        -----------
                 Total Current Assets           403,243            475,806
                                               ----------        -----------

 PROPERTY AND EQUIPMENT, At cost

   Equipment                                   2,919,661          2,578,635
   Leasehold improvements                        117,803            117,803
   Vehicles                                        9,722              9,722
                                               ----------        -----------
                                                3,047,186         2,706,160
   Less accumulated depreciation                1,576,691         1,475,325
                                               ----------        -----------
                 Total Property and Equipment   1,470,495         1,230,835
                                               ----------        -----------

OTHER ASSETS

   Deferred income taxes                          315,000           315,000
   Other                                           32,383            12,383
                                               ----------        -----------
                     Total Other Assets           347,383           327,383
                                               ----------        -----------

                     Total Assets              $2,221,121       $ 2,034,024
                                               ==========        ===========





See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 3

                          UNIVERSAL MONEY CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                          April 30, 1998   January 31, 1998
                                            (unaudited)
                                           ------------      ------------

CURRENT LIABILITIES

   Current maturities of long-term debt
   and capital lease obligations           $  166,089        $  206,040
   Accounts payable                           247,759           296,455
   Accounts payable - affiliate                     0            35,551
   Accrued expenses                           219,392           223,496
                                           ------------      ------------
           Total Current Liabilities          633,240           761,542
                                           ------------      ------------


LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATIONS                                   662,553           392,945
                                           -----------       -----------

STOCKHOLDERS' EQUITY

   Common stock; no par value;
   $.01 stated value; 40,000,000 shares
   authorized; 39,851,380 issued as of
   4/30/98 and 1/31/98                        398,514           398,514
   Additional paid-in capital              18,593,430        18,593,430
   Retained earnings (deficit)            (16,404,308)      (16,450,099)
                                           ------------      ------------
                                            2,587,636         2,541,845

   Less treasury stock, at cost;
   common stock 558,311 shares as
   of 4/30/98 and 1/31/98                  (1,662,308)       (1,662,308)

                                           ------------      ------------
           Total Stockholders' Equity         925,328           879,537
                                           ------------      ------------

           Total Liabilities and
           Stockholders' Equity            $2,221,121        $2,034,024
                                           ============      ============









See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        Three Months       Three Months
                                           Ended              Ended
                                       April 30, 1998     April 30, 1997
                                         ----------         ----------


 NET REVENUES                           $ 1,155,420       $   876,855

 COSTS OF REVENUES                          775,205           527,254
                                         ----------         ----------

 GROSS PROFIT                               380,215           349,601

 OPERATING EXPENSES                         307,631           222,238
                                         ----------         ----------

 INCOME FROM OPERATIONS                      72,584           127,363
                                         ----------         ----------

 OTHER INCOME (EXPENSE)

    Interest income                           6,007             3,461
    Interest expense                        (32,800)          (18,410)
    Other                                         0                 0
                                         ----------         ----------
                                            (26,793)          (14,949)
                                         ----------         ----------

 INCOME BEFORE INCOME TAXES                  45,791           112,414

 INCOME TAX PROVISION (CREDIT)                  ---               ---
                                         ----------         ----------

 NET INCOME                              $   45,791        $  112,414
                                        ===========       ============

 BASIC AND DILUTED EARNINGS PER SHARE    $   0.0012         $  0.0029
                                        ===========       ============










See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months      Three Months
                                                   Ended            Ended
                                              April 30, 1998    April 30, 1997
                                                 ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                              $    45,791     $   112,414
       Items not requiring (providing) cash:
             Depreciation                          101,365          74,917
             Loss on disposal of property               --             125
             and equipment
             Deferred income taxes                      --              --
       Changes in:
             Accounts receivable                    23,065         (82,938)
             Inventories                                --           7,873
             Prepaid expenses and other            (20,903)            309
             Accounts payable and accrued
             expenses                              (88,351)         33,554
                                                 ----------      ----------
                  Net cash provided by (used        60,967         146,254
                  in) operating activities       ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment         (199,801)       (105,513)
       Increase from notes receivable -
       affiliate                                  (210,000)       (202,000)
       Proceeds from sale of property and               --              --
       equipment                                 ----------      ----------
             Net cash provided by (used in)       (409,801)       (307,513)
             investing activities                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Principal payments under long-term debt     (61,048)        (66,730)
       and capital lease obligations
       Proceeds from issuance of long-term         149,480              --
       debt
       Proceeds from issuance of common stock           --          (2,747)
       Purchase of treasury stock                       --              --
                                                 ----------      ----------
             Net cash provided by (used in)         88,432         (69,477)
             financing activities                ----------      ----------

INCREASE (DECREASE) IN CASH                       (260,402)       (230,736)

CASH, BEGINNING OF PERIOD                          374,675         325,646
                                                 ----------      ----------

CASH, END OF PERIOD                            $   114,273     $    94,910
                                                 ==========      ==========




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

4.   Supplemental Cash Flow Information

      Non-cash items for the three months ended April 30, 1998 include purchases of ATMs acquired under capital leases of approximately $141,224 during the three-month period ended April 30, 1998.

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

     Universal Money Centers, Inc. (the "Company") operates a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At April 30, 1998, the

                                    Page - 7
network consisted of approximately 250 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 64 ATMs owned by banks and 7 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

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

                                    Page - 8

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

Comparison of Results of Operations for the Three Months Ended April 30, 1998 and April 30, 1997.

      Revenues. The Company's total revenues increased to $1,155,420 for the three months ended April 30, 1998 ("first quarter 1999") from $876,855 for the three months ended April 30, 1997 ("first quarter 1998"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 298 in first quarter 1999 from 258 in first quarter 1998. Surcharge fees increased to $669,957 or 58.0% of total revenues in first quarter 1999 from $421,153 or 48.0% of total revenues in first quarter 1998. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 288 in first quarter 1998 to 321 in first quarter 1999. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $207,847 in first quarter 1999 from $188,652 in first quarter 1998. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $169,070 in first quarter 1999 from $189,658 in first quarter 1998. See "-Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $108,546 in first quarter 1999 from $77,392 in first quarter 1998.

      Revenues from Funding. The Company has maintained a business relationship with Funding since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. As a result of the Company's financial problems, lenders were generally unwilling to extend loans, partly because of the concern that the Company's creditors would assert claims against cash physically located in ATM's owned by the Company. The Company has not had sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit the Company to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of the Company's Board of Directors, John L. Settles, the President of the

                                    Page - 9

Company from April 1989 through late 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

      Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At April 30, 1998 and 1997, Funding had vault cash located in approximately 213 and 201 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. For additional information, see the Company's 1998 Annual Report on Form 10-KSB, Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $775,205 in first quarter 1999 from $527,254 in first quarter 1998. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues was 32.9% in first quarter 1999 and 39.9% in first quarter 1998. The decrease in first quarter 1999 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $307,631 in first quarter 1999 from $222,238 in first quarter 1998. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to salary increases and other personnel expenses.

      Other Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $6,007 in first quarter 1999 from $3,461 in first quarter 1999 as a result of higher average outstanding balances.

                                    Page - 10

      Interest Expense. Interest expense increased to $32,800 in first quarter 1999 from $18,410 in first quarter 1998. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Income Taxes. The Company paid no income taxes for first quarter 1999 or first quarter 1998, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $315,000 at January 31, 1998, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of April 30, 1998, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,600,000, which expire between 2005 and 2012.

      Net Income. The Company had net income of $45,791, or $0.0012 per share, in first quarter 1999, compared to net income of $112,414, or $0.0029 per share, in first quarter 1998. Net income was lower in first quarter 1999 principally as a result of higher costs of revenues and operating expenses, as described above.

Liquidity and Capital Resources

      At April 30, 1998, the Company had a working capital deficit of $229,997, compared to a working capital deficit of $285,736 at January 31, 1998. The ratio of current assets to current liabilities improved to .64 at April 30, 1998 from
 .62 at January 31, 1998.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $60,967 in first quarter 1999 and $146,254 in first quarter 1998. Net cash provided by operating activities in first quarter 1999 consisted primarily of net income of $45,791, depreciation of $101,365 and a decrease in accounts receivable of $23,065, partially offset by an increase of $20,903 in prepaid expenses and a decrease of $88,351 in accounts payable. Net cash used in investing activities was $409,801 in first quarter 1999, compared to $307,513 in first quarter 1998. The increase in net cash used in investing activities resulted primarily from loans to Funding to provide vault cash and purchases of plant and equipment (principally ATMs) in first quarter 1999. Net cash provided by financing activities was $88,432 in first quarter 1999, as a result of increased borrowing by the Company, compared to net cash used in financing activities of $69,477 in first quarter 1998. The Company had cash and cash equivalents of $114,273 at April 30, 1998, compared to cash and cash equivalents of $374,675 at January 31, 1998.

      During first quarter 1999, the Company borrowed approximately $290,704 under loan agreements and capital leases for the purchase of approximately 39 additional ATMs. These obligations are in addition to existing capital leases for 42 ATMs under capital lease agreements that expire between 2000 and 2001.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing

                                    Page - 11
capital expenditure obligations. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. The Company's expansion plans will be limited if the Company is unsuccessful in obtaining a credit facility or other financing.

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

      The awareness phase consists of defining the scope of the Year 2000 problem and establishing a corporate infrastructure and overall strategy to perform compliance work. In the assessment phase, the Company attempts to identify all hardware, software, networks, ATMs, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 problem. This assessment goes beyond information systems and includes equipment and support systems that may be dependent on embedded microchips. The corrective action phase involves code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation phase involves the testing of

                                    Page - 12
incremental changes to hardware and software components. In the implementation phase, systems are to be certified as Year 2000 compliant. For any systems that are not determined to be compliant, the consequences must be assessed, and corrective actions or contingency plans put into effect.

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


                                    Page - 13

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

           Individual ATMs. With respect to those ATMs that can be made Year 2000 compliant with the purchase of software upgrades from the manufacturer, the Company expects to obtain software upgrades at no charge because of the recent date of purchase of these ATMs. However, in the event the Company must purchase ATM software upgrades, management estimates that the cost should not exceed $50,000. With respect to the 30% of its ATMs that are not Year 2000 compliant and cannot be upgraded, the Company expects to

                                   Page - 14
replace approximately half of these ATMs prior to the Year 2000 as part of an ongoing program of replacing ATMs and other equipment for technology and maintenance reasons. Some of these ATMs may be replaced with used Year 2000 compliant ATMs to minimize cost. The balance of the ATMs that are not Year 2000 compliant are located in marginally profitable locations, will not be replaced and will be phased out.

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

                                   Page - 15

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


                                   Page - 16

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


                                   Page - 17

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


                                   Page - 18

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


      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended April 30, 1998.



                                   Page - 19

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNIVERSAL MONEY CENTERS, INC.
                               (Registrant)


Date: April 28, 1999           By: /s/ David S. Bonsal
                                   _____________________________
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer



Date: April 28, 1999           By: /s/ Dave A. Windhorst
                                   _____________________________
                                   Dave A. Windhorst
                                   President
                                   (Principal Financial and Accounting Officer)



                                   Page - 20

                                INDEX TO EXHIBITS

Exhibit
Number                             Description

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

 4.2* Business Loan Agreement dated June 3, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

 4.3* Promissory Note dated August 26, 1996 issued by the Company to Bank 21 (formerly The Farmers State Bank)

 4.4* Business Loan Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

 4.5* Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

 4.6 Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

 4.7 Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

 4.8 Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

10.1* Agreement dated August 15, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.2* Addendum dated August 29, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.3*        Letter Agreement dated June 12, 1997 between the Company and
             Funding

10.4* Master Equipment Lease Agreement dated October 18, 1996 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

                                   Page - 21

10.5* Master Equipment Lease Agreement Schedule dated December 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), as amended

10.6* Master Equipment Lease Agreement Schedule dated October 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.7* Master Equipment Lease Agreement Schedule dated February 28, 1997, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.8 Master Lease Agreement dated February 28, 1998 between the Company and Diebold Credit Corporation

10.9 Lease Schedule dated April 20, 1998 between the Company and Diebold Credit Corporation

27           Financial Data Schedule



* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.