Form 10QSB
period 1998-10-31
UNIVERSAL MONEY CENTERS INC
filed 1999-04-30
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 31, 1998

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to ______________

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


                                    Page - 1

NOTE CONCERNING THIS FILING

      The Company intends to file with the SEC its Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 on or before its due date, May 3, 1999, which is approximately one week after the date of the filing of this Form 10-QSB. Unless otherwise indicated herein, this Form 10-QSB provides information concerning the Company as of October 31, 1998 and for the period ended October 31, 1998. The discussion in this Form 10-QSB should be read in conjunction with the discussions of subsequent periods contained in the Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999.

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


                                    Page - 2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                               October    January
                                              31, 1998    31, 1998
                                             (unaudited)
                                             ------------ -----------

               CURRENT ASSETS
   Cash                                      $ 268,721     $ 374,675
   Notes receivable - affiliate                415,000            --
   Accounts receivable - trade, less
      allowance for doubtful accounts:
        October 31, 1998 - $21,380; January
        31, 1998 - $21,380                      55,158        87,256
   Accounts receivable - affiliate                   0         2,340
   Inventories                                     300           300
   Prepaid expenses and other                   13,170         9,176
   Interest receivable - affiliate               3,999         2,059
                                             ----------   -----------
                     Total Current Assets      756,348       475,806
                                             ----------   -----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                 3,006,205     2,578,635
   Leasehold improvements                      117,803       117,803
   Vehicles                                      9,722         9,722
                                             ----------  ------------
                                             3,133,730     2,706,160
   Less accumulated depreciation             1,769,300     1,475,325
                                             ----------  ------------

Total Property and Equipment                 1,364,430     1,230,835
                                             ------------ -----------

OTHER ASSETS
   Deferred income taxes                       315,000       315,000
   Other                                        32,155        12,383
                                             ------------ -----------
                     Total Other Assets        347,155       327,383
                                             ------------ -----------

                     Total Assets          $ 2,467,933    $2,034,024
                                            ============  ===========




See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 3

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                              October      January
                                             31, 1998      31, 1998
                                            (unaudited)
                                           ------------- --------------

CURRENT LIABILITIES
   Current maturities of long-term debt    $   60,674    $  206,040
     and capital lease obligations
   Accounts payable                           366,623       296,455
   Accounts payable - affiliate                17,877        35,551
   Accrued expenses                           265,274       223,496
                                           ------------- --------------
                Total Current Liabilities     710,448       761,542
                                           ------------- --------------

LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATIONS                                   644,234       392,945
                                           ------------- -------------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated
   value;
       40,000,000 shares authorized;
       39,851,380 issued
       as of 10/31/98 and 1/31/98             398,514       398,514
   Additional paid-in capital              18,593,430    18,593,430
   Retained earnings (deficit)            (16,216,385)   16,450,099)
                                           ------------- --------------
                                            2,775,559     2,541,845

   Less treasury stock, at cost; common
   stock
        558,311 shares as of 10/31/98 and  (1,662,308)   (1,662,308)
        1/31/98
                                           ------------- --------------
                Total Stockholders' Equity  1,113,251       879,537
                                           ------------- --------------

                Total Liabilities and      $2,467,933    $2,034,024
                Stockholders' Equity       ============= ==============








See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                 Three Months Ended       Nine Months Ended
                                     October 31,             October 31,
                                 1998          1997       1998         1997
                                 ----          ----       ----         ----

NET REVENUES                 $ 1,335,228 $ 1,002,293   $ 3,731,184  $ 2,889,518

COSTS OF REVENUES                878,972     614,355     2,501,151    1,742,993
                                ---------   ----------   ---------    ---------

GROSS PROFIT                     456,256     387,938     1,230,033    1,146,525

OPERATING EXPENSES               293,557     297,869       890,669      764,845
                                ---------   ----------   ---------    ---------

INCOME FROM OPERATIONS           162,699      90,069       339,364      381,680
                                ---------   ----------   ---------    ---------

OTHER INCOME (EXPENSE)
            Interest income        9,908       6,185        22,268       15,906
            Interest expense     (48,055)    (17,935)     (127,918)     (54,616)
            Other                    0            0           0            0
                                ---------   ----------   ---------    ---------
                                 (38,147)    (11,750)     (105,650)     (38,710)
                                ---------   ----------   ---------    ---------

INCOME BEFORE INCOME TAXES       124,552      78,319       233,714      342,970

INCOME TAX PROVISION (CREDIT)        --          --          --          --

NET INCOME                     $ 124,552    $ 78,319     $ 233,714    $ 342,970
                                 ========    =========   =========    =========

BASIC & DILUTED EARNINGS PER   $  0.0032    $ 0.0020     $  0.0060     $ 0.0087
SHARE                            ========    =========   =========    =========











See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Nine Months      Nine Months
                                                  Ended           Ended
                                            October 31, 1998   October 31, 1997
                                            ----------------   ----------------

  CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                               $   233,714     $  342,970
     Items not requiring (providing) cash:
           Depreciation                           304,095        217,066
           Loss on disposal of property and
           equipment                                   --            125
           Deferred income taxes                       --             --
     Changes in:
           Accounts receivable                     32,498        (87,251)
           Inventories                                 --          7,873
           Prepaid expenses and other             (23,766)          (473)
           Accounts payable and accrued
           expenses                                94,272         59,214
                                                ------------    -----------
             Net cash provided by (used in)
             operating activities                 640,813        539,524
                                                ------------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment          (296,468)      (343,176)
     Increase from notes receivable -
     affiliate                                   (415,000)      (202,000)
     Proceeds from sale of property and
     equipment                                         --            150
                                                ------------    -----------
          Net cash provided by (used in)         (711,468)      (545,026)
           investing activities                 ------------    -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments under long-term debt
     and capital lease obligations               (184,779)      (173,203)
     Proceeds from issuance of long-term
     debt                                         149,480         51,000
     Proceeds from issuance of common stock            --         (2,747)
     Purchase of treasury stock                        --             --
                                                ------------    -----------
           Net cash provided by (used in)         (35,299)      (124,950)
           financing activities                 ------------    -----------

  INCREASE (DECREASE) IN CASH                    (105,954)      (130,452)

  CASH, BEGINNING OF PERIOD                       374,675        325,646
                                                ------------    -----------

  CASH, END OF PERIOD                         $   268,721     $  195,194
                                                ============    ===========


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

4.  Supplemental Cash Flow Information

      Non-cash items for the nine months ended October 31, 1998 include purchases of ATMs acquired under capital leases of approximately $141,224 during the nine-month period ended October 31, 1998.


                                    Page - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

      Universal Money Centers, Inc. (the "Company") operates a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At October 31, 1998, the network consisted of approximately 271 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 69 ATMs owned by banks and 10 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

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

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable


                                    Page - 8
lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

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

Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 1998 and October 31, 1997.

      Revenues. The Company's total revenues increased to $1,335,228 for the three months ended October 31, 1998 from $1,002,293 for the three months ended October 31, 1997 and increased to $3,731,184 for the nine months ended October 31, 1998 from $2,889,518 for the nine months ended October 31, 1997. This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 327 at October 31, 1998 from 270 at October 31, 1997. Surcharge fees increased to $806,374 or 60.4% of total revenues for the three months ended October 31, 1998 from $525,753 or 52.5% of total revenues for the three months ended October 31, 1997. Surcharge fees also increased to $2,204,350 or 59.1% of total revenues for the nine months ended October 31, 1998, from $1,471,913 or 50.9% of total revenues for the nine months ended October 31, 1997. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 300 at October 31, 1997 to 350 at October 31, 1998. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $260,329 for the three months ended October 31, 1998 from $190,411 for the three months ended October 31, 1997, and increased to $726,537 for the nine months ended October 31, 1998 from $582,794 for the nine months ended October 31, 1997. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $132,228 and $445,253 the three months and nine months ended October 31, 1998, respectively, from $188,737 and $569,884 for the three months and nine months ended October 31, 1997, respectively. See "-Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $136,297 and $355,044 for the three months and nine months ended October 31, 1998,


                                    Page - 9
respectively, from $97,392 and $264,927 for the three months and nine months ended October 31, 1997, respectively.

      Revenues from Funding. The Company has maintained a business relationship with Funding since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. As a result of the Company's financial problems, lenders were generally unwilling to extend loans partly because of the concern that the Company's creditors would assert claims against cash physically located in ATMs owned by the Company. The Company has not had sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit the Company to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of the Company's Board of Directors, John
L. Settles, the President of the Company from April 1989 through late 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

      Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At October 31, 1998 and 1997, Funding had vault cash located in approximately 208 and 209 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. For additional information, see the Company's 1998 Annual Report on Form 10-KSB, Item 12, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $878,972 and $2,501,151 for the three months and nine months ended October 31, 1998, respectively, from $614,355 and $1,742,993 for the three months and nine months ended October 31, 1997, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and nine months ended October 31, 1998 was 34.2% and 33.0%, respectively, and for the three months and nine months ended October 31, 1997 was 38.7% and 39.7%, respectively. The decrease for the three months and nine months ended October 31, 1998 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting


                                   Page - 10
from  the   purchase   of  new  ATMs  and   increased   personnel   expense  and
telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses were $293,557 and $890,669 for the three months and nine months ended October 31, 1998, respectively, compared to $297,869 and $764,845 for the three months and nine months ended October 31, 1997, respectively. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. The increase for the nine months ended October 31, 1998 is principally attributable to salary increases and other personnel expenses.

      Other Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $9,908 and $22,268 for the three months and nine months ended October 31, 1998, respectively, from $6,185 and $15,906 for the three months and nine months ended October 31, 1997, respectively, as a result of higher average outstanding balances.

      Interest Expense. Interest expense increased to $48,055 and $127,918 for the three months and nine months ended October 31, 1998, respectively, from $17,935 and $54,616 for the three months and nine months ended October 31, 1997, respectively. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Income Taxes. The Company paid no income taxes for the three months or nine months ended October 31, 1998 and October 31, 1997, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $315,000 at January 31, 1998, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of October 31, 1998, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,600,000, which expire between 2005 and 2012.

      Net Income. The Company had net income of $124,552, or $0.0032 per share, for the three months ended October 31, 1998, compared to net income of $78,319, or $0.0020 per share, for the three months ended October 31, 1997. The Company had net income of $233,714, or $0.0060 per share, for the nine months ended October 31, 1998, compared to net income of $342,970, or $0.0087 per share, for the nine months ended October 31, 1997. Net income for the three months ended October 31, 1998 was higher principally as a result of substantially higher revenues and reduced operating expenses, as described above. Net income for the nine months ended October 31, 1998 was lower principally as a result of higher costs of revenues and operating expenses, as described above.

                                   Page - 11

Liquidity and Capital Resources

      At October 31, 1998, the Company had working capital of $45,900, compared to a working capital deficit of $285,736 at January 31, 1998. The ratio of current assets to current liabilities improved to 1.06 at October 31, 1998 from
 .62 at January 31, 1998.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $640,813 for the nine months ended October 31, 1998 and $539,524 for the nine months ended October 31, 1997. Net cash provided in the nine months ended October 31, 1998 consisted primarily of net income of $233,714, depreciation of $304,095, a decrease in accounts receivable of $32,498 and an increase in accounts payable of $94,272, partially offset by an increase in prepaid expenses of $23,766. Net cash used in investing activities was $711,468 for the nine months ended October 31, 1998 and $545,026 in the nine months ended October 31, 1997. The increase in net cash used in investing activities resulted primarily from increased loans to Funding for vault cash and increased purchases of plant and equipment (principally ATMs) for the nine months ended October 31, 1998. Net cash used in financing activities was $35,299 for the nine months ended October 31, 1998, compared to net cash used in financing activities of $124,950 for the nine months ended October 31, 1997. The Company had cash and cash equivalents of $268,721 at October 31, 1998, compared to cash and cash equivalents of $374,675 at January 31, 1998.

      During the nine months ended October 31, 1998, the Company borrowed approximately $290,704 under loan agreements and capital leases for the purchase of approximately 39 additional ATMs. These obligations are in addition to existing capital leases for 42 ATMs under capital lease agreements that expire between 2000 and 2001.

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

Year 2000 Compliance

      General Discussion. The Year 2000 issue is the result of computer code being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that computer programs could recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, certain equipment may contain


                                   Page - 12
embedded chips that include date functions that may be affected by the transition to the Year 2000. In some systems, Year 2000 problems could result in a system failure or miscalculations causing disruptions of operations and an inability to process transactions.

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


                                   Page - 13

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

                Third Party Compliance. The Company has attempted to obtain initial certification from its "higher risk" vendors as to Year 2000 Compliance. The Company has mailed questionnaires to these vendors to identify and, to the extent possible, to resolve issues


                                   Page - 14
involving Year 2000 issues. Responses to these questionnaires have been verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with the Company's clients upon request. In addition, the Company has engaged in joint testing with most of these vendors and service providers, testing each party's system and the interface between the systems. The Company believes that all mission critical vendors and service providers have completed their internal Year 2000 corrective actions. Service providers, vendors and suppliers whom the Company deems "no risk" will not be contacted. The Company is also coordinating with its clients regarding their activities related to the Year 2000 problem. Most of the Company's clients maintain their own application programs, although they utilize the Company's computer and network resources. The Company conducted its own testing on the systems of its largest clients, and did not discover any Year 2000 problems.

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


                                   Page - 15

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


                                   Page - 16

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

      The Company's policy is not to acquire hardware, software or other technology that is not contractually represented by the vendor as Year 2000 compliant. However, the Company cannot be sure that all of these products are in fact Year 2000 compliant. In addition, although the Company does not have any contractual responsibility to ensure that its clients' application programs are compliant, if its clients experience Year 2000 problems with such applications, such clients may reduce or cease use of the Company's products and computing resources. The successful operation of the Company's data processing and transfer systems is dependent upon the proper functioning of the systems of third parties that utilize the Company's services. Any


                                   Page - 17
failure of third parties to resolve Year 2000 problems in a timely manner could materially adversely affect the Company's operations.

      There can be no assurance that the Company will identify and resolve all Year 2000 issues in a timely manner. Any failure by the Company to adequately resolve all Year 2000 issues could have a material adverse effect on the Company's business, financial condition, and results of operation.

      Forward-Looking  Statements.  Many  of the  statements  contained  in this
discussion  of  Year  2000  issues  are   "forward-looking   statements."  These
statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Consequently, actual results may differ materially from those discussed in these forward-looking statements. See Item 6 "Management's Discussion and Analysis OR PLAN OF OPERATION Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

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


                                   Page - 18

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


                                   Page - 19

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


      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.




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

4.8** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

10.1* Agreement dated August 15, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.2* Addendum dated August 29, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.3*           Letter Agreement dated June 12, 1997 between the Company and
                Funding

10.4* Master Equipment Lease Agreement dated October 18, 1996 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)


                                   Page - 22

10.5* Master Equipment Lease Agreement Schedule dated December 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation), as amended

10.6* Master Equipment Lease Agreement Schedule dated October 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.7* Master Equipment Lease Agreement Schedule dated February 28, 1997, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.8** Master Lease Agreement dated February 28, 1998 between the Company and Diebold Credit Corporation.

10.9** Lease Schedule dated April 20, 1998 between the Company and Diebold Credit Corporation.

10.10 Assignment and Delegation dated September 25, 1998 among the Company, as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee.

27              Financial Data Schedule



* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

**Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.



                                   Page - 23