Form 10KSB
period 1999-01-31
UNIVERSAL MONEY CENTERS INC
filed 1999-05-03
CIK 702167

APRIL 30, 1999
                                                                     Clean COPY

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark one)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

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

Securities registered under Section 12(g) of the Exchange Act:Common Stock, $.01 par value per share

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |_|       No  |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 1999 were $5,016,828.

     The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past 60 days.

     The number of shares of the registrant's Common Stock outstanding as of April 14, 1999 was 39,293,069.

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part III of this Form 10-KSB is the information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to its 1999 annual meeting of shareholders.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No  |X|

                         UNIVERSAL MONEY CENTERS, INC.
                           FORM 10-KSB ANNUAL REPORT


                               TABLE OF CONTENTS

Section                                                               Page


PART I.................................................................1

  ITEM 1.  DESCRIPTION OF BUSINESS.....................................1
  ITEM 2.  DESCRIPTION OF PROPERTIES................................. 14
  ITEM 3.  LEGAL PROCEEDINGS..........................................15
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........15

PART II...............................................................15

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...15
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..16
  ITEM 7.  FINANCIAL STATEMENTS.......................................31
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCCOUNTING AND FINANCIAL DISCLOSURE......................49

PART III..............................................................49

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE
             ACT......................................................49
  ITEM 10.  EXECUTIVE COMPENSATION....................................49
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...........................................49
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............49
  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................49

NOTE CONCERNING SEC REPORTS

      Universal Money Centers, Inc. (the "Company") ceased filing periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in 1987 as a result of severe financial distress that placed the Company's continued survival in serious doubt. Since 1987, the current senior management of the Company has used the Company's limited financial resources to attempt to keep the Company operating and to resolve the Company's serious financial problems.

      As a result of recent improvements in the Company's financial condition, the Company recommenced filing periodic reports with the SEC on April 29, 1999. On that date, the Company filed with the SEC an Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 ("1998 Form 10-KSB") and Quarterly Reports on Form 10-QSB for the fiscal quarters ended April 30, July 31 and October 31, 1998. A description of the Company's business, financial condition and results of operations for the period from January 31, 1987 to January 31, 1998 is contained in the 1998 Form 10-KSB.

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


                                    PART I


Item 1.         DESCRIPTION OF BUSINESS


Overview

      Universal Money Centers, Inc., a Missouri corporation (the "Company"), is engaged in the business of operating a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. At January 31, 1999, the network consisted of approximately 297 ATMs owned by the Company or its affiliate, Universal Funding Corporation ("Funding"), 70 ATMs owned by banks and 29 ATMs owned by third party merchants. For a description of the relationship between the Company and Funding, see " - Relationship with Universal Funding Corporation" and Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Comparison of Results of Operations for the Fiscal

Years Ended January 31, 1999 and 1998 - Revenues from Funding". ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs that are included in the Company's ATM network.

      To maximize usage of ATMs in the Company's network, the Company has relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. The Company has relationships with Cirrus and Plus, the two principal national card organizations, and HONOR, the dominant card organization in its markets, all of whose members are banks and ATM network operators and other companies sponsored by member banks. The Company also has relationships with major credit card issuers such as Visa, MasterCard and Discover which enable the holder of a credit card to use ATMs in the Company's network to process a transaction.

      The Company's revenues are principally derived from two types of fees, which the Company charges for processing transactions on its ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in the Company's network. In addition, in most cases the Company receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in the Company's network. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have become and are expected to continue to be a substantial source of revenue for the Company and other ATM network operators. In fiscal 1999 and 1998, surcharge fees represented approximately 60.5% and 51.5% of the Company's total revenues, respectively.

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

      Continue to Form Strategic Relationships with Card Organizations. To maximize usage of ATMs in its network, the Company's goal is for the ATMs to be able to accept all credit and debit cards issued in its markets. The Company currently has agreements with the leading national issuers of credit cards
(American Express, VISA, MasterCard and Discover), the leading national card organizations (Cirrus and Plus), and the dominant card organization in its markets (HONOR). The Company believes that these relationships enable most holders of cards in its markets to use ATMs in its network. The Company continually evaluates these relationships and will add new relationships when appropriate.

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

      Capitalize on Additional Revenue Opportunities. The Company plans to take advantage of the various distribution possibilities of ATMs and credit and debit cards beyond basic cash withdrawal and balance inquiry functions by providing value added services through ATMs as new technology develops and the demand for such services grows in its markets. Currently, the Company is investigating the ability and financial viability of providing screen advertising and dispensing postage stamps, coupons and prepaid calling cards. The Company is also evaluating the possibility of offering point of sale authorization services in the future. See "-The Company Network Other Services."


The Company Network

      General. At January 31, 1999, the Company's network consisted of 297 ATMs owned by the Company or its affiliate, Funding, 70 ATMs owned by banks and 29 ATMs owned by third party merchants. ATM locations in the Company's network are concentrated in the Kansas City metropolitan area including Topeka and Lawrence Kansas (approximately 170 ATMs), the St. Louis, Missouri metropolitan area (approximately 60 ATMs), the El Paso, Texas metropolitan area (approximately 60
ATMs), and other areas in the state of Kansas (approximately 40 ATMs). Other ATMs are located in California, Colorado, Florida, Illinois, Maryland, New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

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

      The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 41 ATMs, respectively, have been installed at their locations, as of January 31, 1999. The aggregate revenues from these companies accounted for approximately 22% of the Company's revenues in each of fiscal years 1999 and 1998. The Company believes that it has good relationships with these companies. Nevertheless, if one or both of the relationships was terminated and the Company was unable to find new locations for the ATMs, the termination could have a material adverse effect on the Company. The leases for the locations in which 44 ATMs have been installed expire September 2001, and the lease for the locations in which 41 ATMs have been installed expires February 2001. Each of these leases automatically renews for successive one-year terms, unless terminated by either party prior to the commencement of a renewal term. In addition, each site owner has the right to terminate the respective lease before the end of the lease term under certain circumstances.

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

      In most markets the Company imposes a surcharge fee for cash withdrawals. The range of surcharge fees for ATMs in the Company's network owned by or located in banks is between $0.50 and $1.50 per withdrawal. The range of surcharge fees for other ATMs in the Company's network is between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM. See "Regulatory Matters Surcharge Regulation."

      ATM Network Management Services. The Company offers ATM network management services to banks and other third party owners of ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on the Company's network The Company currently provides these network management services to banks and other third parties owning approximately 70 ATMs and 29 ATMs, respectively, included in the Company's ATM network.

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

      Transaction Volumes. The Company monitors the number of transactions which are made by cardholders on ATMs in its network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. The Company's experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. The Company processed a total of 8,389,752 transactions on its network in fiscal 1999, of which 2,675,198 were surcharge transactions. The Company processed a total of 7,107,111 transactions on its network in fiscal 1998, of which 1,972,307 were surcharge transactions.

      Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM which is replenished periodically based upon cash withdrawals. A major factor limiting the Company's ability to expand its owned ATM network is the Company's limited available cash to place in the ATMs. Since 1989, vault cash for an increasing percentage of the Company owned ATMs has been supplied by Funding, because the Company has been unable to obtain financing from commercial lenders at reasonable rates. Funding currently supplies vault cash for a majority of the ATMs owned by Funding and the Company. See "--Relationship with Universal Funding Corporation" and Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Comparison of Results of Operations for the Fiscal Years Ended January 31, 1999 and 1998 - Revenues from Funding". Certain Company-owned ATMs are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. The Company does not supply vault cash for the ATMs in its ATM network that are owned by banks and third party vendors.


ATM Network Technology

      ATMs. Most of the ATMs in the Company's network are manufactured by Fujitsu, IBM/Diebold, NCR, or Triton. As of February 28, 1999, approximately 70% of the Company owned ATMs have been purchased within the past three years. The Company intends to phase out the remaining older ATMs that are not Year 2000 compliant before the year 2000. The wide range of advanced technology available for new ATMs provides the Company's customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as providing revenue opportunities for advertising and selling products through the use of color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of the Company's ATMs are modular and upgradable so the Company may adapt them to provide additional services in response to changing technology and consumer demand.

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


Relationship with Universal Funding Corporation

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

      In 1989, the Company sold approximately 60 ATMs to Funding for which Funding had agreed to provide vault cash. Funding requested the sale of the ATMs to Funding as a condition to providing vault cash, in order to provide additional protection against seizure of Funding's vault cash by the Company's creditors. The Company and Funding also entered into a Management Agreement in 1989. The Management Agreement was designed to provide the Company with the economic benefits of ownership and operation of the ATMs sold to Funding, while providing to shareholders and lenders of Funding the protection from the Company's creditors and the investment return necessary to attract their investment.

      In the Management Agreement, Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from the Company, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management Agreement, the Company agreed to "drive" the ATMs sold to Funding and to provide accounting, maintenance and communication services. In exchange for these services, Funding agreed to pay the Company a management fee equal to Funding's "net income". Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Funding and is paid on the equity investment at a rate of 18% per annum, or a total of $24,894 per year. The management fee is to be paid to the Company on a monthly basis after Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Funding's shareholders. In addition, in the Management Agreement, the shareholders of Funding grant the Company an option to purchase all of the outstanding stock of Funding at any time for an amount equal to 110% of the capital contributed by the shareholders to Funding plus any arrearages in the payment of expenses due under the Management Agreement. Management believes that the amount of the exercise price would have been $165,000 as of January 31, 1999. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

      Since 1989, the relationship between the Company and Funding has expanded to cover additional ATMs, as a result of the loss of other sources of financing and in order for the Company to take advantage of opportunities to place additional ATMs. Funding currently supplies vault cash for a majority of the ATMs owned by Funding and the Company. Funding currently owns 41 ATMs in the Company's ATM network. The Company-owned ATMs for which Funding provides vault cash are leased to Funding for rent of $10.00 per month. Funding requested the leasing arrangement for the Company-owned ATMs in order to provide protection against seizure of its vault cash. Funding does not provide vault cash for ATMs owned by banks or ATMs owned by third party vendors. At January 31, 1999 and 1998, Funding had vault cash of approximately $2,200,000 and $1,900,000, respectively, located in approximately 242 and 209 ATMs, respectively, owned by Funding and the Company. Pursuant to the Management Agreement, the Company assumes the risk of theft or other shortages of cash from the ATMs for which Funding supplies vault cash. The Company incurred losses of $10,075 and $22,616 from vault cash shortages in fiscal 1999 and 1998, respectively.

      Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., a wholly owned subsidiary of the Company ("EFT"), (ii) David S. Bonsal, Chairman and Chief Executive Officer of the Company, and a limited partnership in which Mr. Bonsal is the general partner, (iii) employees of the Company, and (iv) other lenders. The loans generally have a term of 30 days and typically are rolled over at maturity. As of January 31, 1999, Funding paid interest on loans at rates ranging from 12 - 18% per annum. At January 31, 1999, the aggregate outstanding amount of the loans was approximately $2,060,000, of which $0 was owed to EFT, approximately $1,260,000 was owed to Mr. Bonsal and the related limited partnership, approximately $14,400 was owed to Dave A. Windhorst, President of the Company, approximately $32,700 was owed to other employees of the Company and approximately $753,000 was owed to other lenders. The maximum outstanding balance of the loans made by EFT to Funding in fiscal 1999 was $489,000.


      The Company has investigated other sources of vault cash. The Company attempted to negotiate an arrangement with Boatmen's Bank of Kansas City, under which Boatmen's would provide vault cash for a number of the Company's ATMs. Boatmen's informed the Company in December 1996 that it was terminating negotiations, primarily because of the difficulty of tracking cash collateral through an ATM network. The Company entered into an agreement with Pinnacle Systems, L.L.C. ("Pinnacle") in August 1997 pursuant to which Pinnacle provided funds for vault cash for a service fee equal to the amount of vault cash provided multiplied by the prime rate published from time to time by the Wall Street Journal, plus 2.5%. In addition to the payment of this service fee, the agreement required the Company to pay monthly "bank" fees and insurance charges to Pinnacle. As of January 31, 1999, Pinnacle provided $600,000 vault cash for approximately 40 ATMs. The agreement was terminated by Pinnacle in March 1999. Pinnacle informed the Company that Pinnacle's lender would no longer permit Pinnacle to provide vault cash to ATM companies because of losses suffered by the lender due to problems monitoring vault cash transfers through certain ATM networks (not including the Company's ATM network).

      The Company will continue to investigate other sources of obtaining vault cash and may replace the relationship with Funding in whole or in part to the extent that alternative sources of funds become available on acceptable terms.

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

      Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, the Company has experienced increased competition, both from existing ATM network operators and from new companies entering the industry.

      There can be no assurance that the Company will continue to be able to compete successfully with national ATM companies. The competitive pricing pressures that would result from a continued increase in competition could adversely affect the Company's margins and may have a material adverse effect on the Company's financial condition and results of operations. Furthermore, the Company believes that if the market for retail based ATMs continues to grow, the national ATM companies will likely devote greater resources to this market segment and further increase competition in the Company's target market.

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

      Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation but has been banned by several states in which the Company presently has no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups which believe that surcharges are unfair to consumers. The Company is not aware of the introduction of this type of legislation in any of the states in which the Company does business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where the Company operates, and such a ban would have a material adverse effect on the Company. Most of the ATMs in the Company's network are located in Kansas (150 ATMs), Missouri (135 ATMs) and Texas (63 ATMs).

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

Item 2.  DESCRIPTION  OF  PROPERTIES

     As of January 31, 1999 and the date of this Form 10-KSB, the Company's principal executive offices and its central transaction processing center are located in 11,138 square feet of leased space located at 6800 Squibb Road, Shawnee Mission, Kansas. The telephone number for the executive offices is 913-831-2055. The Company leases the facility at rates the Company believes were consistent with market rates at the time the facility was leased under a lease that expires in 2001. The Company believes that the facility is adequate for its needs for the foreseeable future.

      The principal properties owned or leased by the Company are the component assets of its ATM network, including ATMs, the Tandem computer and telecommunication equipment. In fiscal year ended January 31, 1999, the Company purchased 88 new or replacement ATMs pursuant to the following agreements:

     1. Promissory Note dated April 9, 1998 between the Company and Bank 21 in the principal amount of $149,480. The Promissory Note permits the Company to purchase 28 ATMs from Triton and requires monthly payments by the Company through May 2003.

     2. Capital Lease dated February 28, 1998 between the Company and Diebold Credit Corporation in the principal amount of $51,680. The lease for 4 ATMs requires monthly payments by the Company through February 2003.

     3. Capital Lease dated April 20, 1998 between the Company and Diebold Credit Corporation in the principal amount of $89,544. The lease for 7 ATMs requires monthly payments by the Company through April 2003.

     4. Capital Lease dated September 25, 1998 between the Company and Diebold Credit Corporation in the principal amount of $71,555. The lease for 11 ATMs requires monthly payments by the Company through November 2003.

     5. Capital Lease dated September 25, 1998 between the Company and Diebold Credit Corporation in the principal amount of $96,060. The lease for 12 ATMs requires monthly payments by the Company through November 2003.

     6. Capital Lease dated November 20, 1998 between the Company and Dana Commercial Credit in the principal amount of $47,400. The lease for 6 ATMs requires monthly payments by the Company through November 2003.

     7. Capital Lease dated January 18, 1999 between the Company and Dana Commercial Credit in the principal amount of $159,500. The lease for 20 ATMs requires monthly payments by the Company through January 2004.

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


Item 3.    LEGAL PROCEEDINGS

      As of January 31, 1999 and the date of this Form 10-KSB, the Company is not a party to any material pending legal proceeding. The Company is a party to routine litigation in the ordinary course of business from time to time.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal year 1999.


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

      On January 31, 1999, there were 1,420 record holders of the Company's Common Stock.

      The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to retain future earnings, if any, to provide funds for the growth and development of the Company's business.


Recent Sales of Unregistered Securities

      Since the end of fiscal 1996, the Company has issued 8,675,000 shares of Common Stock in the following transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company believes that these transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, based upon the manner of each offering, the limited number of offerees in each offering, the level of sophistication of each offeree and the information made available to each offeree concerning the Company's business.

o         The  Company  issued  8,600,000  shares  of  Common  Stock to David S.
          Bonsal, Chairman and Chief Executive Officer of the Company, in April 1996, as part of an offering of 10,000,000 shares of Common Stock for $.01 per share. In January 1995, the Company made a commitment to the Office of the Comptroller of the Currency to raise additional capital to address the Comptroller's concerns about the Company's weak financial condition. The offering was approved in May 1995, was fully subscribed in September 1995 and was completed in April 1996. The purposes of the offering were to raise working capital and to improve the Company's financial condition. The remaining 1,400,000 shares of Common Stock issued in the offering were issued in 1995.

o In 1996, in order to conserve cash, the Company issued 75,000 shares of Common Stock to the following persons then serving as directors of the Company, at an assumed value of $.01 per share, in lieu of compensation for their services: 25,000 shares to Jeffrey M. Sperry; 25,000 shares to Arthur M. Moglowsky; and 25,000 shares to Stephan Gorman.



Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Overview

      The Company operates a regional network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. The network consists of approximately 297 ATMs owned by the Company and its affiliate, Funding, 70 ATMs owned by banks and 29 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

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

Comparison of Results of Operations for the Fiscal Years Ended January 31, 1999 and 1998.

      Revenues. The Company's total revenues increased to $5,016,828 for the fiscal year ended January 31, 1999 ("fiscal 1999") from $3,822,156 for the fiscal year ended January 31, 1997 ("fiscal 1998"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals to 373 in fiscal 1999 from 284 in fiscal 1998. Surcharge fees increased to $3,035,059 or 60.5% of total revenues in fiscal 1999 from $1,967,594 or 51.5% of total revenues in fiscal 1998. The increase is also partially due to an increase in the number of ATMs in the Company's network to 396 in fiscal 1999 from 316 in fiscal 1998. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $981,667 in fiscal 1999 from $768,504 in fiscal 1998. Revenues received from Funding under the Management Agreement between the Company and Funding decreased to $541,380 in fiscal 1999 from $726,389 in fiscal 1998. See the discussion below under "--Revenues from Funding." The Company's revenues from network services provided to banks and third parties increased to $458,722 in fiscal 1999 from $359,669 in fiscal 1998.


      Revenues from Funding. The Company derives management fees from its affiliate, Funding, pursuant to a Management Agreement between the Company and Funding. Under the Management Agreement, Funding receives all interchange fees for transactions processed on ATMs owned by the Company or Funding for which Funding provides vault cash. At January 31, 1999 and 1998, Funding had vault cash located in approximately 242 and 209 ATMs, respectively, owned by Funding or the Company. In exchange for "driving" the ATMs sold to Funding and providing accounting, maintenance and communication services, the Company receives a management fee equal to Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. The revenues received by the Company from Funding under the Management Agreement were $541,380 in fiscal 1999, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $541,380 consisted of $1,254,735 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $690,806 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $2,345 for the respective period. The revenues received by the Company from Funding under the Management Agreement were $726,389 in fiscal 1998, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $726,389 consisted of $1,328,530 in revenues from interchange fees earned by

Funding, less Funding's expenses in the amount of $577,247 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $4,702 for the respective period. The revenues earned by Funding from interchange fees declined in fiscal 1999 from fiscal 1998, as a result of fewer interchange transactions on ATMs for which Funding provided vault cash. The number of transactions decreased despite the fact that Funding provided vault cash for a greater number of ATMs in fiscal 1999. The number of transactions decreased principally because a greater number of the Company's ATMs charged surcharge fees in fiscal 1999. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. The increase in Funding's expenses from fiscal 1998 to fiscal 1999 was caused principally by higher outstanding balances on borrowings by Funding and higher armored security charges.

      Cost of Revenues. The Company's total cost of revenues increased to $3,348,913 in fiscal 1999 from $2,354,751 in fiscal 1998. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to banks and third party owners of ATMs included in the Company's ATM network and to ATM site owners. These rebates increased to $1,774,687 in fiscal 1999 from $952,070 in fiscal 1998. In the past, rebates have generally increased approximately in proportion to increases in total revenues from interchange and surcharge fees. However, in recent years, as a result of increased competition, rebates paid to banks and third party owners of ATMs included in the Company's ATM network and to ATM site owners have increased at a higher rate than revenues have increased. The increase in cost of revenues is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues was 33.2% in fiscal 1999 and 38.4% in fiscal 1998. The decrease in fiscal 1999 was caused by a number of factors, including increased interchange and surcharge rebates (due to increased competition), increased depreciation expense resulting from the purchase of new ATMs, and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $1,215,100 in fiscal 1999 from $1,070,976 in fiscal 1998. The principal components of operating expenses are professional fees, administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased professional fees incurred in connection with the Company's efforts to resume filing periodic reports with the SEC.

      Other Income (Expense). The Company, through its subsidiary, EFT, extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by the Company and Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $34,481 in fiscal 1999 from $22,016 in fiscal 1998 as a result of higher average outstanding balances.

      Interest Expense. Interest expense increased $105,605 to $174,626 in fiscal 1999 from $69,021 in fiscal 1998. This increase was attributable to increased capital lease obligations, notes payable related to the acquisition of additional ATMs and fees paid to Pinnacle Cash Systems, L.L.C. for providing vault cash.

      Net Income before Taxes. The Company's net income before taxes decreased to $312,670 during the fiscal year ended January 31, 1999 from $349,424 during the year ended January 31, 1998 as a result of the factors discussed above.

      Income Taxes. The Company paid no income taxes in 1999 and 1998, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $60,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2015. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credits considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of January 31, 1999, the Company had approximately $173,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,500,000, which expire between 2005 and 2015.


Liquidity and Capital Resources

      At January 31, 1999, the Company had a working capital deficit of $145,914, compared to a working capital deficit of $285,736 at January 31, 1998. The ratio of current assets to current liabilities improved to .83 at January 31, 1999 from .62 at January 31, 1998. The decrease in the working capital deficit and increase in the ratio of current assets to current liabilities was due mainly to net income generated by the Company.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $682,095 and $726,075 in fiscal 1999 and fiscal 1998, respectively. Net cash provided by operating activities in fiscal 1999 consisted primarily of net income of $372,670 and depreciation of $410,047, partially offset by deferred income taxes of $60,000 and an increase in prepaid expenses of $23,199 and a decrease in accounts payable and accrued expenses of $31,366. The cash provided by operating activities in fiscal 1999 and fiscal

1998 allowed the Company to purchase plant and equipment (principally ATMs) totaling $368,816 and $500,945 in fiscal 1999 and fiscal 1998, respectively. The Company also utilized cash provided by operating activities in fiscal 1999 to make principal payments on long-term debt and capital lease obligations due in fiscal 1999. The Company had cash and cash equivalents of $601,922 at January 31, 1999, compared to cash and cash equivalents of $374,675 at January 31, 1998.

      Non-cash items for fiscal 1999 and fiscal 1998 include purchases of ATMs acquired under capital leases of approximately $517,750 and $101,166, respectively, during the applicable fiscal year. The Company anticipates that its capital expenditures for fiscal 2000 will total approximately $1,000,000, primarily for the acquisition of ATMs and related ATM installation costs. This includes $225,000 to be incurred in acquiring ATMs in connection with the Company's Year 2000 compliance program. See "--Year 2000 Compliance". The Company leases 102 of its ATMs under capital lease agreements that expire between 2000 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 5 to the Consolidated Financial Statements.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company and Funding. Funding currently provides vault cash for a majority of these ATMs. See Item 1, "DESCRIPTION OF BUSINESS-Relationship with Universal Funding Corporation." The Company, through its subsidiary EFT, loans funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent the Company has cash available to lend to Funding. The maximum outstanding balance of the loans made by EFT to Funding in fiscal 1999 was $489,000. Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network. At January 31, 1999, Pinnacle Cash Systems, L.L.C. provided vault cash of $600,000 for approximately 40 ATMs owned by the Company. In March 1999, Pinnacle Cash Systems, L.L.C. terminated its relationship with the Company. See Item 1, "DESCRIPTION OF BUSINESS-Relationship with Universal Funding Corporation." As a result of the termination, the Company, through EFT, has had to lend additional available cash to Funding to provide vault cash for these ATMs. The Company is currently engaged in discussions with two banks regarding their willingness to directly provide vault cash for certain ATMs owned by the Company.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. Expansion requires funds for purchase or lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. The Company's expansion plans will be limited if the Company is unsuccessful in obtaining a credit facility or other financing.


Impact of Inflation and Changing Prices

      While subject to inflation, the Company was not impacted by inflation during the past two fiscal years in any material respect.

Trends

     The following description of certain trends, events and uncertainties which may affect the future financial results of the Company. Due to the potential for change in factors associated with the Company's business, it is impossible to predict or quantify future changes in the Company's business, results of operations and financial condition. See "-Cautionary Statement Concerning Forward-Looking Statements."

      Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, the Company has experienced increased competition, both from existing ATM network operators and from new companies entering the industry.

      HONOR, a card organization for whom the Company processes transactions on its ATM network, has recently lowered by $0.15 per transaction (approximately 25%) the interchange fee it pays to ATM owners, including the Company. For fiscal 1999, HONOR accounted for approximately 20% of the total interchange fees received by the Company. The reduction in interchange fees from HONOR has generally not reduced the net amount received by the Company for transactions on bank-owned and third party owned ATMs in the Company's network, because the Company has generally reduced the amount of the rebate payable to the owners of such ATMs by the amount of the reduction in the interchange fee from HONOR. The Company cannot determine at this time the net impact of the reduction of these interchange fees.

      The Company has been required to pay higher interchange and surcharge rebates to certain ATM site owners and owners of ATMs in the Company's network, as a result of increased competition in the industry. Management believes that rebates may continue to increase during fiscal 2000 due to competitive pressures. A continuation of this trend could have a material impact on earnings.

      The amount of surcharge fee charged in the industry for withdrawal trans-actions has recently increased from $1.00 per transaction to $1.50 per transaction in certain markets. The Company has initiated the higher surcharge fees in certain, but not all, of its markets.

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

          Internal Systems. With respect to the Company's internal data process-ing and transfer systems, in January 1985, as a result of incorrect year-end date processing, the Company implemented a policy requiring all production programs making date-related processing decisions to do so using Julian dates. This form of date processing should not be sensitive to the century rollover. Consequently, the Company's computer switch was developed using a year 2000 compliant philosophy. The principal piece of equipment comprising the computer switch is a Tandem computer. In 1997, the Company entered into a lease for a new Tandem computer that the Company believes is Year 2000 compliant. The Company also believes that the operating software for the new system is Year 2000 compliant. To assess its internal systems, the Company evaluated all references to, and actions taken by reference to, the date (year in particular), in its internal systems. The Company also examined systems and equipment that may be dependent upon embedded microprocessors. The Company concluded from the evaluation that its internal systems were Year 2000 compliant. In order to verify this conclusion, a comprehensive test was completed on September 30, 1997 of all of the Company's critical applications. Prior to cutting over from its old production system to its new production system on that date, the Company had the opportunity to set the clock forward in a controlled environment to test all internal systems and program functionality with regard to the year 2000 rollover. The test revealed no Year 2000 problems.

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

           Internal Systems. The Company will test and validate all incre-mental changes to hardware, software, and connections with other systems as those changes (or additions) occur in the ordinary course of business prior to Year 2000. All users of the Company's products and services have been asked to validate the Company's Year 2000 compliance. All such testing should be complete by August 31, 1999.

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

      Costs of Year 2000 Compliance. The principal cost incurred by the Company in connection with Project2000 will be the cost of replacing obsolete ATM equipment as part of the Company's ongoing process of upgrading and modernizing its ATMs. As of April, 1999, approximately 70 NCR model 1773 ATMs currently in operation are not and will not be made Year 2000 compliant. These ATMs are predominately in low volume sites, many of which do not support the expense of replacement with new equipment. The Company expects to simply pull out of the lowest tier of these sites, replace the medium volume sites with low cost pre-owned equipment, and replace the highest volume sites with new and higher end pre-owned equipment. The expected remaining cost of this project is approximately $225,000. The Company has previously incurred approximately $175,000 in expenses related to this project.

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

      There can be no assurance that the Company will identify and resolve all Year 2000 issues in a timely manner. Any failure by the Company to adequately resolve all Year 2000 issues could have a material adverse effect on the Company's business, financial condition, and results of operation. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION Cautionary Statement Concerning Forward-Looking Statements".

Future Changes in Accounting Principles

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adopting this pronouncement on the Company's results of operations or financial position.

      In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP is effective for fiscal years beginning after December 15, 1998. Management has not yet determined the impact of adopting this pronouncement on the Company's results of operations or financial position.

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

  o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 44 and 41 ATMs, respectively, as of January 31, 1999;

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

Item 7.          Financial Statements



                         UNIVERSAL MONEY CENTERS, INC.

                           JANUARY 31, 1999 AND 1998


                                   CONTENTS

                                                                  Page

INDEPENDENT ACCOUNTANTS' REPORT.............................       32

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets...........................................       33
   Statements of Income.....................................       35
   Statements of Changes in Stockholders' Equity ...........       36
   Statements of Cash Flows.................................       37
   Notes to Financial Statements............................       38

                        Independent Accountants' Report
                        -------------------------------



Board of Directors
Universal Money Centers, Inc.
Mission, Kansas


   We have audited the accompanying consolidated balance sheets of UNIVERSAL MONEY CENTERS, INC. as of January 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL MONEY CENTERS, INC. as of January 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   As described in Note 3, the Company has not filed certain of the financial and other information required by the Securities and Exchange Act of 1934 with the Securities and Exchange Commission (SEC) and its stockholders. The Company has resumed its periodic reporting to the SEC and its stockholders and has filed the Form 10-KSB for the fiscal year ended January 31, 1998 and the Forms 10-QSB for the fiscal year ended January 31, 1999. No provision for costs or other adjustments which could ultimately result from the outcome of this uncertainty has been recorded in the accompanying financial statements.



                                                      /S/ BAIRD, KURTZ & DOBSON

Kansas City, Missouri
April 29, 1999

                         UNIVERSAL MONEY CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           JANUARY 31, 1999 AND 1998


                                    ASSETS




                                                      1999        1998
                                                  ---------   ---------

CURRENT ASSETS
   Cash                                          $  601,922   $ 374,675
   Accounts receivable--trade,less allowance for
    doubtful accounts:1999-$21,370;1998-$21,380      39,012      87,256
   Accounts receivable--affiliate                    35,064       2,340
   Inventories                                          300         300
   Prepaid expenses and other                        12,894       9,176
   Interest receivable--affiliate                     3,636       2,059
                                                  ---------   ---------
           Total Current Assets                     692,828     475,806
                                                  ---------   ---------
PROPERTY AND EQUIPMENT, At cost
   Equipment                                      3,453,071   2,578,635
   Leasehold improvements                           117,803     117,803
   Vehicles                                           9,722       9,722
                                                  ---------   ---------
                                                  3,580,596   2,706,160
   Less accumulated depreciation                  1,873,919   1,475,325
                                                  ---------   ---------
                                                  1,706,677   1,230,835
                                                  ---------   ---------
OTHER ASSETS
   Deferred income taxes                            375,000     315,000
   Other                                             30,531      12,383
                                                  ---------   ---------
                                                    405,531     327,383
                                                  ---------   ---------

                                                 $2,805,036  $2,034,024
                                                 ==========  ==========



See Notes to Consolidated Financial Statements

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                     1999           1998
                                                   --------      ---------

CURRENT LIABILITIES
   Current maturities of long-term debt and
      capital lease obligations                  $  314,606     $  206,040
   Accounts payable                                 313,319        296,455
   Accounts payable--affiliate                                      35,551
   Accrued expenses                                 210,817        223,496
                                                 ----------     ----------
           Total Current Liabilities                838,742        761,542
                                                 ----------     ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS        714,087        392,945
                                                 ----------     ----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
      stated value; 40,000,000 shares
      authorized; 39,851,380 issued for
      1999 and 1998                                 398,514        398,514
   Additional paid-in capital                    18,593,430     18,593,430
   Retained earnings (deficit)                  (16,077,429)   (16,450,099)
                                                 ----------     ----------
                                                  2,914,515      2,541,845
   Less treasury stock, at cost; common;
      558,311 shares for 1999 and 1998           (1,662,308)    (1,662,308)
                                                 ----------     ----------
                                                  1,252,207        879,537
                                                 ----------     ----------

                                                 $2,805,036     $2,034,024
                                                 ==========     ==========


See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED JANUARY 31, 1999 AND 1998




                                                     1999           1998
                                                   --------      ---------

NET REVENUES                                      $5,016,828    $3,822,156

COST OF REVENUES                                   3,348,913     2,354,751
                                                  ----------    ----------

GROSS PROFIT                                       1,667,915     1,467,405

OPERATING EXPENSES                                 1,215,100     1,070,976
                                                  ----------    ----------

INCOME FROM OPERATIONS                               452,815       396,429
                                                  ----------    ----------

OTHER INCOME (EXPENSE)
   Interest income                                    34,481        22,016
   Interest expense                                 (174,626)      (69,021)
                                                  -----------   ----------
                                                    (140,145)      (47,005)
                                                  -----------   ----------

INCOME BEFORE INCOME TAXES                           312,670       349,424

INCOME TAX CREDIT                                    (60,000)     (315,000)
                                                  -----------   ----------

NET INCOME                                        $  372,670    $  664,424
                                                  ==========    ==========


BASIC AND DILUTED EARNINGS PER SHARE                   $ .01         $ .02
                                                       =====         =====


See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED JANUARY 31, 1999 AND 1998





                                         Additional    Retained
                               Common     Paid-In      Earnings       Treasury
                               Stock      Capital      (Deficit)       Stock         Total
                              --------  -----------  -------------  ------------  ----------

 BALANCE, JANUARY 31, 1997    $398,514  $18,593,430  $(17,114,523)  $(1,662,308)  $  215,113

   Net income                                             664,424                    664,424
                              --------  -----------  -------------  ------------  ----------

 BALANCE, JANUARY 31, 1998     398,514   18,593,430   (16,450,099)   (1,662,308)     879,537

   Net income                                             372,670                    372,670
                              --------  -----------  -------------  ------------  ----------

 BALANCE, JANUARY 31, 1999    $398,514  $18,593,430  $(16,077,429)  $(1,662,308)  $1,252,207
                              ========  ===========  =============  ============  ==========




See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED JANUARY 31, 1999 AND 1998



                                                     1999           1998
                                                   --------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $  372,670    $  664,424
  Items not requiring (providing) cash:
    Depreciation and amortization                    410,047       287,997
    Loss on disposal of property and equipment                         298
    Deferred income taxes                            (60,000)     (315,000)
  Changes in:
    Accounts receivable                               13,943        (5,715)
    Inventories                                                      7,873
    Prepaid expenses and other                       (23,199)        2,806
    Accounts payable and accrued expenses            (31,366)       83,392
                                                  -----------   -----------
         Net cash provided by operating
          activities                                 682,095       726,075
                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (368,816)     (500,945)
  Proceeds from sale of property and equipment                         150
         Net cash used in investing activities      (368,816)     (500,795)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt and
    capital lease obligations                       (250,445)     (227,251)
  Proceeds from issuance of long-term debt           164,413        51,000
                                                  -----------   -----------
         Net cash used in financing activities       (86,032)     (176,251)
                                                  -----------   -----------

INCREASE IN CASH                                     227,247        49,029

CASH, BEGINNING OF YEAR                              374,675       325,646
                                                  -----------   -----------

CASH, END OF YEAR                                 $  601,922    $  374,675
                                                  ===========   ===========




See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

   The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of January 31, 1999 and 1998, the Company had approximately 396 and 316 ATMs in the network, respectively.

Operating Segments

   The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated from surcharges, interchange fees and transaction processing in ATMs located in California, Colorado, Florida, Illinois, Kansas, Maryland, Missouri, New Mexico, North Carolina, Ohio, Oklahoma, Pennsylvania and Texas. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 9.

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

Principles of Consolidation

   The consolidated financial statements include the accounts of Universal Money Centers, Inc., and its wholly-owned subsidiaries, Electronic Funds Transfer, Inc., Corporate Payment Systems, Inc., (inactive) and A.M. Corporation (inactive). All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes

   Deferred income tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998



NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Inventory

   All inventories are stated at the lower of cost or market. As of January 31, 1999 and 1998, inventory consisted primarily of repair parts for ATMs, with the cost of such parts being determined using the FIFO (first-in, first-out) method.

Future Changes in Accounting Principles

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not yet determined the impact of adopting this pronouncement on the Company's results of operations or financial position.

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP is effective for fiscal years beginning after December 15, 1998. Management has not yet determined the impact of adopting this pronouncement on the Company's results of operations or financial positions.


NOTE 2:  RELATED PARTY TRANSACTIONS

   The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the CEO and a stockholder of Universal Funding Corporation (UFC). In addition, the other two stockholders of UFC are also stockholders of the Company.

   The Company receives management and leasing fees from UFC to provide administrative services, computer switching, maintenance, ATMs and software for the ATMs. Such fees totaled $541,380 and $726,389 for the years ended January 31, 1999 and 1998, respectively. Under the agreement, these fees are paid on a monthly basis subsequent to UFC meeting all other monthly cash flow obligations.

   The Company assumes the risks of theft or other shortages of cash from the ATMs funded by UFC. As of January 31, 1999 and 1998, UFC had vault cash of approximately $2,500,000 (located in 242 ATMs) and $1,900,000 (located in 209
ATMs), respectively. During the years ended January 31, 1999 and 1998, the Company incurred losses of $10,075 and $22,616 from vault cash shortages. Included in accounts payable--affiliate on the accompanying consolidated balance sheet for the year 1998 is a payable of $35,551 to UFC for such shortages.

                         UNIVERSAL MONEY CENTERS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JANUARY 31, 1999 AND 1998


NOTE 2:  RELATED PARTY TRANSACTIONS (Continued)

   The agreement with UFC for management fees provides that the fee will equal the net income of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). As of January 31, 1999 and 1998, the Company had a receivable of $35,064 and $2,340, respectively, for these fees.

   Certain members of the Company's management extended loans to UFC. UFC used the proceeds from these loans to provide vault cash to the ATMs. The interest UFC pays on these loans directly reduces UFC's income subject to the management fee. As of January 31, 1999 and 1998, the balance of these loans was approximately $1,800,000 and $1,350,000, respectively, with interest rates ranging from 12% to 18%, respectively. Additionally, the Company extended loans to UFC to provide vault cash. For the years ended January 31, 1999 and 1998, the maximum balance of the loans was $489,000 and $202,000, respectively. During the years ended January 31, 1999 and 1998, the Company earned interest income of $34,338 and $21,718, respectively, from these loans.

   The Company has the option to purchase UFC from its current stockholders for approximately $165,000.

   Since the end of fiscal year 1987, the Company has issued 17,201,897 shares which have not been registered with the Securities and Exchange Commission. All of these shares are restricted as to resale. Of the shares issued, 12,112,644 were issued to related parties as follows:

   o 9,600,000 shares were sold to the chairman and CEO of the Company for $.01 per share in two separate transactions; 1,000,000 shares in December 1994 and 8,600,000 shares authorized in a 1995 Board of Directors meeting and subsequently issued in April 1996.

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

   The Company has a liability for back wages due to the chairman and CEO of the Company of approximately $140,000 plus $30,000 in accrued interest (at 5%). This represents an informal, negotiated deferral in compensation from 1993-1995 in an attempt to improve the Company's cash flow during those years.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 3:  FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION

   Although the Company is a public company, it has not filed certain of the information required by the Securities Exchange Act of 1934 including, but not limited to, Forms 10-K, 10-Q and 8-K and other reports to stockholders.

   The Company has resumed its periodic reporting to the SEC and its stockholders and has filed the Form 10-KSB for the fiscal year ended January 31, 1998 and the Forms 10-QSB for the fiscal year ended January 31, 1999. The effect on the Company's financial statements, if any, arising from these late filings have not been determined.


NOTE 4:  OPERATING LEASES

   The Company leases office space under noncancellable operating leases which expire through August 2001. Rent expense for office space for the years ended January 31, 1999 and 1998 was $76,320 and $76,310, respectively.

   The Company leases computer equipment under noncancellable operating leases which expire through February 2001. The Company also leases locations to place ATMs under noncancellable operating leases which expire through March 2001. Total rent expense related to the lease of computer equipment and locations to place ATMs for the years ended January 31, 1999 and 1998 was $97,014 and $86,522, respectively.

   Future minimum lease payments at January 31, 1999 are as follows:


         2000                                       $155,846
         2001                                        122,410
         2002                                         48,763
                                                    --------

         Future minimum lease payments              $327,019
                                                    ========

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 5:  LONG-TERM DEBT

                                             1999         1998
                                           --------     --------

         Installment notes payable (A)     $  306,369     $224,278
         Capital lease obligations (B)        641,357      286,100
         Installment notes payable (C)         74,489       79,212
         Installment note payable (D)           6,478        9,395
                                           ----------     --------
                                            1,028,693      598,985
         Less current maturities              314,606      206,040
                                           ----------     --------

                                           $  714,087     $392,945
                                           ==========     ========

         (A) Various installment notes payable; due on demand; if no demand made, due at various dates through May 2003; with interest at 10.25% to 10.5%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO. Subsequent to the year ended January 31, 1999, the demand feature was waived through January 31, 2000.

         (B) Capital  leases  covering  ATMs and office  equipment  with monthly
             payments   through  January  2004  with  $32,459  being  personally
             guaranteed by the Company's Chairman and CEO.

         (C) Various installment notes payable; due at various dates through February 2003, with interest at 9.25% to 10%; collateralized by equipment.

         (D) Installment note payable; due in monthly payments of $311 including interest at 10% through December 2001; collateralized by equipment.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 5:  LONG-TERM DEBT (Continued)

      Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 1999 are as follows:


                                              Long-Term Debt     Capital Lease
                                            (Excluding Leases)    Obligations
                                            ------------------    -----------

         2000                                   $111,219           $239,966
         2001                                    118,309            164,956
         2002                                     99,409            120,623
         2003                                     45,719            120,623
         2004                                     12,680             84,904
                                                --------           --------

                                                $387,336            731,072
                                                ========
         Less amount representing interest                           89,716
                                                                   --------
         Present value of future minimum
            lease payments                                          641,356
         Less current maturities                                    203,387
                                                                   --------

                                                                   $437,969
                                                                   ========

   Property and equipment  include the following  property under capital leases:


                                                   1999              1998
                                                ---------          ---------

         Equipment cost                         $922,611           $558,054
         Less accumulated depreciation           332,966            164,659
                                                ---------          ---------

                                                $589,645           $393,395
                                                =========          =========

      As of January 31, 1999 and 1998, the carrying amount of long-term debt approximates its fair value.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 6:  EARNINGS PER SHARE

   The details of the basic and diluted earnings per share calculations for the year ended January 31, 1999 and 1998 are as follows:



                                                        1999
                                        ----------------------------------------
                                                      Weighted
                                          Net      Average Shares   Per Share
                                        Income      Outstanding      Amount
                                        -------    --------------   ----------

         Net income                    $372,670
                                       --------

         Basic and diluted earnings
          per share:
            Income available to
            common stockholders        $372,670     39,293,069        $ .01
                                       ========     ==========        =====


                                                        1998
                                        ----------------------------------------
                                                      Weighted
                                          Net      Average Shares   Per Share
                                        Income      Outstanding      Amount
                                        -------    --------------   ----------

         Net income                    $664,424
                                       --------

         Basic and diluted earnings
          per share:
            Income available to
            common stockholders        $664,424     39,293,069       $ .02
                                       ========     ==========       =====

NOTE 7:  INCOME TAXES

   The credit for income taxes includes these components:



                                                          1999        1998
                                                        --------    --------

      Deferred income taxes                             $ 82,000    $  21,000
      Utilization of net operating loss
        carryforwards                                     24,000      110,000
      Change in deferred tax asset
        valuation allowance                             (166,000)    (446,000)
                                                        ---------   ----------

                                                        $(60,000)   $(315,000)
                                                        =========   ==========

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 7:  INCOME TAXES (Continued)

      A reconciliation of income tax (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:


                                                     1999           1998
                                                   --------      ---------

         Computed at the statutory rate           $  107,000    $  119,000

         Increase (decrease) resulting from:
            Change in deferred tax asset
            valuation allowance                     (166,000)     (446,000)
            Other                                     (1,000)       12,000
                                                  -----------   -----------

         Actual tax credit                        $  (60,000)   $ (315,000)
                                                  ===========   ===========

   The tax effects of temporary differences related to deferred taxes were:

                                                     1999           1998
                                                   --------      ---------

         Deferred tax assets:
            Allowance for doubtful accounts       $    7,000    $    8,000
            Accumulated depreciation                  38,000        80,000
            Accrued expenses                                        17,000
            Net operating loss carryforwards         596,000       620,000
            General tax credits                      173,000       195,000
                                                  -----------   -----------

         Net deferred tax asset before
           valuation allowance                       814,000       920,000
                                                  -----------   -----------

         Valuation allowance:
            Beginning balance                       (605,000)   (1,051,000)
            Decrease                                 166,000       446,000
                                                  -----------   -----------
            Ending balance                          (439,000)     (605,000)
                                                  -----------   -----------

         Net deferred tax asset                   $  375,000    $  315,000
                                                  ==========    ===========

   As of January 31, 1999, the Company had approximately $173,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,500,000, which expire between 2005 and 2015.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 8:  PROFIT SHARING PLAN

   During the fiscal year ended January 31, 1999, the Company established a SIMPLE IRA profit-sharing plan covering employees with two years or more of service. Contributions are limited to 3% of total compensation paid participants during the plan year. Contributions to the Plan were $16,900 for 1999.


NOTE 9:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Significant Agreements

   Approximately 11% and 19% for 1999 and 1998, respectively, of the Company's revenues come from services provided for Universal Funding Corporation (UFC), a related party (see Note 2). Additionally, the Company earned approximately 70% of its surcharging fees from ATMs containing UFC's vault cash during the years ended January 31, 1999 and 1998. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of Universal Money Center's management. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

Significant Customers

The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 41 ATMs, respectively, as of January 31, 1999 have been installed at their locations. The aggregate revenues from these companies accounted for approximately 22% of the Company's revenues for 1999 and 1998.

Fees

   Currently, the Company is permitted to charge a "surcharge" to users of the Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended January 31, 1999 and 1998, the Company recognized revenue of $3,035,059 and $1,967,594, respectively, from surcharges.

Filings with the Securities and Exchange Commission

   As discussed in Note 3, the Company has resumed its filings with the Securities and Exchange Commission and its stockholders.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 9:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

Year 2000

   Like all entities, the Company is exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. Management believes it has addressed all mission-critical issues and has begun, but not yet completed remediating any potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which it does business. If remediation efforts of the Company or third parties with which it does business are not successful, the Year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term.

Insurance

   The Company does not insure against possible losses from errors and omissions, employee dishonesty or vault cash losses (see Note 2).

Deferred Income Taxes

   The Company has recorded a deferred tax asset of $375,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2015. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax assets considered realizable could be increased or decreased in the near term if estimates of future taxable income during the carryforward period change.

Litigation

   In March 1998, a shareholder of the Company requested that the Board of Directors of the Company immediately call meetings of the shareholders and directors to consider a variety of matters, including the voiding of certain related party stock transactions described in Note 2. The shareholder also requested that the Company purchase the shareholder's shares of the Company stock and threatened litigation against several parties, including the Company. The Company has responded that it does not intend to attempt to void the issuance of any stock transactions. If these issues are litigated, now or in the future, management and legal counsel believe that the Company has reasonable defenses.

                         UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 1999 AND 1998


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION


                                                    1999       1998
                                                  --------   --------

Noncash Investing and Financing Activities

   Capital lease obligations incurred for
     equipment                                    $515,750   $101,166

Additional Cash Payment Information

   Interest paid                                   145,326     69,021

                         UNIVERSAL MONEY CENTERS, INC.

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


                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 10.   EXECUTIVE COMPENSATION

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management," "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 1999 annual meeting of shareholders, is incorporated into Items 9, 10, 11 and 12 above by reference.

Item 13.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

           The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 1999.

                                  SIGNATURES

           In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNIVERSAL MONEY CENTERS, INC.


                               /s/ David S. Bonsal
                               -----------------------------------
                               David S. Bonsal
                               Chairman of the Board
                               and Chief Executive Officer

                               Dated:  May 3, 1999

           In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----

/s/David S. Bonsal        Chairman of the Board, Chief        May 3, 1999
------------------------  Executive Officer and Director
David S. Bonsal           (Principal Executive Officer)



/s/Dave A. Windhorst      President                           May 3, 1999
------------------------  (Principal Financial and
Dave A. Windhorst         Accounting Officer)


/s/Jeffrey M. Sperry      Director                            May 3, 1999
------------------------
Jeffrey M. Sperry


/s/Arthur M. Moglowsky    Director                            May 3, 1999
------------------------
Arthur M. Moglowsky


*By: /s/David S. Bonsal
    --------------------
    David S. Bonsal
    Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit
Number                         Description

3.1*            Articles of Incorporation of the Company, as amended

3.2*            Amended and Restated Bylaws of the Company

4.1* Promissory Note dated June 3, 1996 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.2* Business Loan Agreement dated June 3, 1996 between the Company and Bank 21 (formerly The Farmers Bank).

4.3* Promissory Note dated August 26, 1996 issued by the Company to Bank 21 (formerly The Farmers State Bank).

4.4* Business Loan Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank).

4.5** Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank).

4.6** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers State Bank).

4.7** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank).

4.8** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank).


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

10.9** Lease Schedule dated April 20, 1998 between the Company and Diebold Credit Corporation

10.10*** Assignment and Delegation dated September 25, 1998 among the Company, as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee.

10.11 Master Lease Agreement dated November 20, 1998 between the Company and Dana Commercial Credit.

10.12 Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit.

21*             List of Subsidiaries

24              Powers of Attorney

27              Financial Data Schedule

* Incorporated by Reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.
**   Incorporated  by  Reference  from  the  exhibit  to  the registrant's
Quarterly Report on Form 10-QSB for quarter ended April 30, 1998 which bears the same exhibit number.
*** Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998 which bears the same exhibit number.