Form 10QSB
period 1999-04-30
UNIVERSAL MONEY CENTERS INC
filed 1999-06-14
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 30, 1999

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


                     6800 Squibb Road, Mission, Kansas 66202
                    (Address of principal executive offices)


                                (913) 831-2055
                           (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No __

      Number of shares outstanding of each of the issuer's classes of common equity as of May 20, 1999: 39,293,069 shares of Common Stock, $.01 par value per share.

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




























                                    Page - 2

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 April 30, 1999
                                                   (unaudited)  January 31, 1999
                                                 -------------- ----------------

   CURRENT ASSETS

   Cash                                             $ 405,035       $ 601,922

   Notes receivable - affiliate                       212,000              --

   Accounts receivable - trade, less allowance
      for doubtful accounts:  April 30, 1999 -
      $21,370; January 31, 1999 - $21,370              81,862          39,012

   Accounts receivable - affiliate                     37,314          35,064

   Inventories                                            300             300

   Prepaid expenses and other                           6,210          12,894

   Interest receivable - affiliate                      5,410           3,636
                                                   ----------     -----------
                     Total Current Assets             748,131         692,828
                                                   ----------     -----------
PROPERTY AND EQUIPMENT, At cost

   Equipment                                        3,611,083       3,453,071

   Leasehold improvements                             117,803         117,803

   Vehicles                                             9,722           9,722
                                                   ----------     -----------
                                                    3,738,608       3,580,596
   Less accumulated depreciation                    1,994,164       1,873,919
                                                   ----------     -----------
                     Total Property and Equipment   1,744,444       1,706,677
                                                   ----------     -----------
OTHER ASSETS

   Deferred income taxes                              375,000         375,000

   Other                                               30,531          30,531
                                                   ----------     -----------
                     Total Other Assets               405,531         405,531
                                                   ----------     -----------
                     Total Assets                  $2,898,106      $2,805,036
                                                   ==========     ===========




See Notes to Consolidated Financial Statements (Unaudited)


                                   Page - 3

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                 April 30, 1999
                                                   (unaudited)  January 31, 1999
                                                 -------------- ----------------

CURRENT LIABILITIES

   Current maturities of long-term debt and
     capital lease obligations                      $ 231,735       $ 314,606

   Accounts payable                                   453,418         313,319

   Accounts payable - affiliate                         1,261              --

   Accrued expenses                                   220,851         210,817
                                                    ---------       ---------
                     Total Current Liabilities        907,265         838,742
                                                    ---------       ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          718,370         714,087
                                                    ---------       ---------

STOCKHOLDERS' EQUITY

   Common stock; no par value; $.01 stated value;
     $40,000,000 shares authorized; 39,851,380
     issued as of 04/30/99 and 01/31/99               398,514         398,514

   Additional paid-in capital                      18,593,430      18,593,430

   Retained earnings (deficit)                    (16,057,165)    (16,077,429)
                                                  ------------    ------------
                                                    2,934,779       2,914,515

   Less treasury stock, at cost; common stock
     558,311 shares as of 04/30/99 and 01/31/99    (1,662,308)     (1,662,308)
                                                  ------------    ------------
                     Total Stockholders' Equity     1,272,471       1,252,207
                                                  ------------    ------------

                     Total Liabilities and
                       Stockholders' Equity       $ 2,898,106     $ 2,805,036
                                                  ===========     ===========






See Notes to Consolidated Financial Statements (Unaudited)





                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                  Three Months     Three Months
                                                      Ended            Ended
                                                 April 30, 1999   April 30, 1998
                                                 --------------   --------------

NET REVENUES                                     $   1,391,120     $  1,155,420

COSTS OF REVENUES                                      993,611          775,205
                                                 -------------     ------------

GROSS PROFIT                                           397,509          380,215

OPERATING EXPENSES                                     357,047          307,631
                                                 -------------     ------------

INCOME FROM OPERATIONS                                  40,462           72,584
                                                 -------------     ------------

OTHER INCOME (EXPENSE)
  Interest income                                       13,244            6,007
  Interest expense                                     (33,442)         (32,800)
  Other                                                      0                0
                                                 -------------     ------------
                                                       (20,198)         (26,793)
                                                 -------------     ------------

INCOME BEFORE INCOME TAXES                              20,264           45,791

INCOME TAX PROVISION (CREDIT)                               --               --
                                                 -------------     ------------
NET INCOME                                       $      20,264     $     45,791
                                                 =============     ============

BASIC AND DILUTED EARNINGS PER SHARE             $      0.0005     $     0.0012
                                                 =============     ============










See Notes to Consolidated Financial Statements (Unaudited)



                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

\
                                                  Three Months     Three Months
                                                      Ended            Ended
                                                 April 30, 1999   April 30, 1998
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $     20,264     $     45,791
    Items not requiring (providing) cash:
          Depreciation                                123,246          101,365
          Loss on disposal of property and
            equipment                                                       --
          Deferred income taxes                                             --
    Changes in:
          Accounts receivable                         (46,874)          23,065
          Inventories                                      --               --
          Prepaid expenses and other                    8,017          (20,903)
          Accounts payable and accrued expenses       151,394          (88,351)
                                                 -------------    -------------
               Net cash provided by (used in)
                 operating activities                 256,047           60,967
                                                 -------------    -------------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                 (162,347)        (199,801)
  Increase from notes receivable - affiliate         (212,000)        (210,000)
  Proceeds from sale of property and                       --               --
    equipment                                    -------------    -------------
              Net cash provided by (used in)
                investing activities                 (374,347)        (409,801)
                                                 -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt
    and capital lease obligations                     (78,587)         (61,048)
  Proceeds from issuance of long-term debt                 --          149,480
                                                 -------------   --------------
              Net cash provided by (used in)          (78,587)          88,432
                financing activities             -------------   --------------


(DECREASE) IN CASH                                   (196,887)        (260,402)

CASH, BEGINNING OF PERIOD                             601,922          374,675
                                                 -------------   --------------
CASH, END OF PERIOD                              $    405,035    $     114,273
                                                 =============   ==============



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

2.  Future Changes in Accounting Principles

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


                                   Page - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

     Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At April 30, 1999, the network consisted of approximately 304 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 74 ATMs owned by banks and 40 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network.

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

Comparison of Results of Operations for the Three Months Ended April 30, 1999 and April 30, 1998.

     Revenues. The Company's total revenues increased to $1,391,120 for the three months ended April 30, 1999 ("first quarter 2000") from $1,155,420 for the three months ended April 30, 1998 ("first quarter 1999"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 400 in first quarter 2000 from 298 in first quarter 1999. Surcharge fees increased to $976,624 or 70.2% of total revenues in first quarter 2000 from $669,957 or 58.0% of total revenues in first quarter 1999. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 321 in first quarter 1999 to 418 in first quarter 2000. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $229,890 in first quarter 2000 from $207,847 in first quarter 1999. Revenues derived from interchange fees did not increase at the same percentage rate as other revenues primarily because the Company imposed surcharge fees on a greater number of ATMs. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $71,330 in first quarter 2000 from $169,070 in first quarter 1999. See "-Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $113,276 in first quarter 2000 from $108,546 in first quarter 1999. Generally, new ATM sites are not fully utilized for several months after installation. Therefore, revenues may not increase at the same percentage rate as increases to the number of ATMs.


     Revenues from Funding. The Company has maintained a business relationship with Funding since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. As a

                                   Page - 9
result of the Company's financial problems, lenders were generally unwilling to extend loans, partly because of the concern that the Company's creditors would assert claims against cash physically located in ATM's owned by the Company. The Company has not had sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit the Company to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of the Company's Board of Directors, John L. Settles, the President of the Company since June 3, 1999 and from April 1989 through October 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

     Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At April 30, 1999 and 1998, Funding had vault cash located in approximately 302 and 213 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding.

     The revenues received by the Company from Funding under the Management Agreement were $71,330 in first quarter 2000, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $71,330 consisted of $332,776 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $255,376 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $977 for the respective period. The revenues received by the Company from Funding under the Management Agreement were $169,070 in first quarter 1999, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $169,070 consisted of $336,646 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $161,506 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $977 for the respective period. The revenues earned by Funding from interchange fees declined in first quarter 2000 from first quarter 1999, as a result of fewer interchange transactions on ATMs for which Funding provided vault cash. The number of transactions decreased despite the fact that Funding provided vault cash for a greater number of ATMs in first quarter 2000. The number of transactions decreased principally because a greater number of the Company's ATMs charged surcharge fees in first quarter 2000. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. The increase in Funding's expenses in first quarter 2000 from first quarter 1999 was caused principally by higher outstanding balances on borrowings by Funding and higher armored security charges. For additional information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS -- Relationship with Universal Funding Corporation."

                                   Page - 10

     Cost of Revenues. The Company's cost of revenues increased to $993,611 in first quarter 2000 from $775,205 in first quarter 1999. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

     Gross Margin. Gross profit as a percentage of revenues was 28.6% in first quarter 2000 and 32.9% in first quarter 1999. The decrease in first quarter 2000 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

     Operating Expenses. The Company's total operating expenses increased to $357,047 in first quarter 2000 from $307,631 in first quarter 1999. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased professional fees incurred in connection with the Company's efforts to resume filing periodic reports with the Securities and Exchange Commission.

     Other Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $13,244 in first quarter 2000 from $6,007 in first quarter 1999 as a result of higher average outstanding balances.

     Income Taxes. The Company paid no income taxes for first quarter 2000 or first quarter 1999, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of April 30, 1999, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,500,000, which expire between 2005 and 2012.

     Net Income. The Company had net income of $20,264, or $0.0005 per share, in first quarter 2000, compared to net income of $45,791, or $0.0012 per share, in first quarter 1999. Net income was lower in first quarter 2000 principally as a result of higher costs of revenues and operating expenses, as described above.

                                   Page - 11

Liquidity and Capital Resources

     At April 30, 1999, the Company had a working capital deficit of $159,134, compared to a working capital deficit of $145,914 at January 31, 1999. The ratio of current assets to current liabilities decreased to .82 at April 30, 1999 from
 .83 at January 31, 1999.

     The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $256,047 in first quarter 2000 and $60,967 in first quarter 1999. Net cash provided by operating activities in first quarter 2000 consisted primarily of net income of $20,264, depreciation of $123,246 and an increase in accounts payable of $151,394, partially offset by an increase in accounts receivable of $46,874. Net cash used in investing activities was $374,347 in first quarter 2000, compared to $409,801 in first quarter 1999. The net cash used in investing activities resulted primarily from loans to Funding to provide vault cash and purchases of plant and equipment (principally ATMs) in first quarter 2000. Net cash used in financing activities was $78,587 in first quarter 2000, compared to net cash provided by financing activities of $88,432 in first quarter 1999. This difference occurred because the Company did not borrow any new funds under loan agreements or capital leases in first quarter 2000. The Company had cash and cash equivalents of $405,035 at April 30, 1999, compared to cash and cash equivalents of $601,922 at January 31, 1999.

     Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company and Funding. Funding currently provides vault cash for a majority of these ATMs. See "Comparison of Results of Operations for the Three Months Ended April 30, 1999 and April 30, 1998 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." At April 30, 1999 and 1998, Funding had vault cash of approximately $2,900,000 and $2,000,000, respectively, located in approximately 302 and 213 ATMs, respectively, owned by Funding and the Company. The Company, through its subsidiary Electronic Funds Transfer, Inc. ("EFT"), lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at April 30, 1999 was $212,000 and at April 30, 1998 was $210,000. Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network. At January 31, 1999, Pinnacle Cash Systems, L.L.C. provided vault cash of $600,000 for approximately 40 ATMs owned by the Company. In March 1999, Pinnacle Cash Systems, L.L.C. terminated its relationship with the Company. As a result of the termination, the Company, through EFT, has had to lend additional available cash to Funding to provide vault cash for these ATMs. The Company is currently engaged in discussions with two banks regarding their willingness to directly provide vault cash for certain ATMs owned by the Company.

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

     As the operator of an ATM network, the Company relies upon computers and related telecommunications equipment for the operation of its business. The Company acts as an

                                   Page - 12
intermediary for the transfer of data between its clients and third parties, and in doing so supplies the operating and technical resources necessary to cause electronic data to be transmitted. The Company also owns and operates ATMs, which utilize computer hardware and software to operate.

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

     Assessment Phase. The assessment phase involves three components: (1) determining Year 2000 compliance of the Company's internal systems used to process data and to transfer

                                   Page - 13
data between its clients and third parties, including the Company's computer switch, (2) determining Year 2000 compliance of its individual ATMs and (3) determining Year 2000 compliance of third party vendors and clients.

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

     Third Party Compliance. The Company has attempted to obtain initial certification from its "higher risk" vendors as to Year 2000 Compliance. The Company has mailed questionnaires to these vendors to identify and, to the extent possible, to resolve issues involving Year 2000 issues. Responses to these questionnaires have been verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with the Company's clients upon request. In addition, the Company has engaged in joint testing with most of these vendors and service providers, testing each party's system and the interface between the systems. The Company believes that all mission critical vendors and service providers have completed their internal Year 2000 corrective actions. Service providers, vendors and suppliers whom the Company deems "no risk" will not be contacted. The Company is also coordinating with its clients regarding their activities related to the Year 2000 problem. Most of

                                   Page - 14
the Company's clients maintain their own application programs, although they utilize the Company's computer and network resources. The Company conducted its own testing on the systems of its largest clients, and did not discover any Year 2000 problems.

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

     Third Party Compliance. During the first half of 1999, the Company intends to review and possibly "re-validate" certifications from outside service providers, vendors, and suppliers

                                   Page - 15
for compliance and will request each to provide quarterly statements of compliance through the end of 1999.

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

     Costs of Year 2000 Compliance. The principal cost incurred by the Company in connection with Project2000 will be the cost of replacing obsolete ATM equipment as part of the Company's ongoing process of upgrading and modernizing its ATMs. As of April 30, 1999, approximately 70 NCR model 1773 ATMs currently in operation are not and will not be made Year 2000 compliant. These ATMs are predominately in low volume sites, many of which do not support the expense of replacement with new equipment. The Company expects to simply pull out of the lowest tier of these sites, replace the medium volume sites with low cost pre-owned equipment, and replace the highest volume sites with new and higher end pre-owned equipment. The expected remaining cost of this project is approximately $225,000. The Company has previously incurred approximately $175,000 in expenses related to this project.

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

                                   Page - 16

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

                                   Page - 17

See  "-Cautionary  Statement  Concerning  Forward-Looking  Statements"  for
additional   information   and  factors  to  be   considered   with  respect  to
forward-looking statements.

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

                                   Page - 18

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

o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 44 and 43 ATMs, respectively, as of April 30, 1999;

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

                                   Page - 19

                           PART II - OTHER INFORMATION

Item - 6   Exhibits and Reports on Form 8-K.

     (a)   Exhibits

           The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended April 30, 1999.
































                                   Page - 20

                                   SIGNATURES
                                   ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                               (Registrant)


Date: June 14, 1999            By: /s/ David S. Bonsal
                                   --------------------------------------------
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer



Date: June 14, 1999            By: /s/ John L. Settles
                                   --------------------------------------------
                                   John L. Settles
                                   President
                                   (Principal Financial and Accounting Officer)












































                                   Page - 21

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                             Description
-------                            -----------

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

10.11****       Master Lease Agreement dated November 20, 1998 between the
                Company and Dana Commercial Credit.

10.12****       Master Lease Agreement dated January 18, 1999 between the
                Company and Dana Commercial Credit.

27              Financial Data Schedule



* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

**Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.

***Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998 which bears the same exhibit number.

****Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999 which bears the same exhibit number.



                                   Page - 23