Form 10QSB
period 1999-07-31
UNIVERSAL MONEY CENTERS INC
filed 1999-09-20
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY Report purSUANT TO Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

      For the transition period from                   to
                                     ------------------   ----------------------

      Commission file number 1-8460


                          UNIVERSAL MONEY CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)


              Missouri                              43-1242819
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


                     6800 Squibb Road, Mission, Kansas 66202
                    (Address of principal executive offices)


                                 (913) 831-2055
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Number of shares outstanding of each of the issuer's classes of common equity as of September 17, 1999: 39,293,069 shares of Common Stock, $.01 par value per share.

      Transitional Small Business Disclosure Format:   Yes __    No  X


                                    Page - 1

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

     The Company believes that certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.


                                    Page - 2

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                           July 31, 1999       January 31, 1999
                                                                            (unaudited)
                                                                           -------------       ----------------

CURRENT ASSETS
  Cash                                                                       $   42,632          $  601,922
  Notes receivable - affiliate                                                  650,300               --
  Accounts receivable - trade, less allowance for doubtful accounts:
      July 31, 1999 - $21,370; January 31, 1999 - $21,370                        38,903              39,012
   Accounts receivable - affiliate                                               19,553              35,064
   Inventories                                                                      300                 300
   Prepaid expenses and other                                                    13,012              12,894
   Interest receivable - affiliate                                                6,628               3,636
                                                                             -----------         -----------
                        Total Current Assets                                    771,328             692,828
                                                                             -----------         -----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                                                  3,716,990           3,453,071
   Leasehold improvements                                                       117,803             117,803
   Vehicles                                                                      21,156               9,722
                                                                             -----------         -----------
                                                                              3,855,949           3,580,596
        Less accumulated depreciation                                        (1,922,147)         (1,873,919)
                                                                             -----------         -----------
                                                                              1,933,802           1,706,677
Total Property and Equipment
                                                                             -----------         -----------

OTHER ASSETS
   Deferred income taxes                                                        375,000             375,000
   Other                                                                         58,531              30,531
                                                                             -----------         -----------
                        Total Other Assets                                      433,531             405,531
                                                                             ===========         ===========

                        Total Assets                                         $3,138,661          $2,805,036
                                                                             ===========         ===========



See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 3

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                     July 31,       January 31,
                                                       1999             1999
                                                   (unaudited)
                                                   -------------    ------------

CURRENT LIABILITIES
   Current maturities of long-term debt and       $   180,527      $   314,606
   capital lease obligations
   Accounts payable                                   385,996          313,319
   Accounts payable - affiliate                            --               --
   Accrued expenses                                   227,422          210,817
                                                   -------------    ------------
                   Total Current Liabilities          793,945          838,742
                                                   -------------    ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
                                                      978,655          714,087
                                                   -------------    ------------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated value;
      40,000,000 shares authorized; 39,851,380
   issued as of 07/31/99 and 01/31/99                 398,514          398,514
   Additional paid-in capital                      18,593,430       18,593,430
   Retained earnings (deficit)                    (15,963,575)     (16,077,429)
                                                   -------------    ------------
                                                    3,028,369        2,914,515

   Less treasury stock, at cost; common stock
        558,311 shares as of 07/31/99 and 01/31/99 (1,662,308)      (1,662,308)
                                                   -------------    ------------
                   Total Stockholders' Equity       1,366,061        1,252,207
                                                   -------------    ------------

                   Total Liabilities and          $ 3,138,661      $ 2,805,036
                   Stockholders' Equity
                                                  =============    =============






See Notes to Consolidated Financial Statements (Unaudited)

                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                          Three Months Ended         Six Months Ended July
                                             July 31,                       31,
                                       1999          1998           1999           1998
                                       ----          ----           ----           ----


NET REVENUES                        $ 1,564,529   $ 1,240,536    $ 2,955,649     2,395,956

COSTS OF REVENUES                     1,084,932       846,974      2,078,543     1,622,179
                                      ----------    ----------     ---------     ----------

GROSS PROFIT                            479,597       393,562        877,106       773,777

OPERATING EXPENSES                      357,295       289,481        714,342       597,112
                                      ----------    ----------     ---------     ----------

INCOME FROM OPERATIONS                  122,302       104,081        162,764       176,665
                                      ----------    ----------     ---------     ----------

OTHER INCOME (EXPENSE)
               Interest income           19,802         6,353         33,046        12,360
               Interest expense         (48,596)      (47,063)       (82,038)      (79,863)
               Other                         82          --               82          --
                                      ----------    ----------     ---------     ----------
                                        (28,712)      (40,710)       (48,910)      (67,503)
                                      ----------    ----------     ---------     ----------

INCOME BEFORE INCOME TAXES               93,590        63,371        113,854       109,162

INCOME TAX PROVISION (CREDIT)              --            --            --             --

NET INCOME                            $  93,590     $  63,371    $   113,854       109,162
                                      ==========    ==========     =========     ==========

BASIC & DILUTED EARNINGS PER SHARE    $  0.0023     $  0.0016    $    0.0029        0.0028
                                      ==========    ==========     =========     ==========








See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       Six Months     Six Months
                                                           Ended          Ended
                                                         July 31,       July 31,
                                                           1999           1998
                                                        ----------    ----------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $  113,854       109,162
    Items not requiring (providing) cash:
          Depreciation                                    249,284       202,730
          Loss on disposal of property and                   --            --
          equipment
          Deferred income taxes                              --            --
    Changes in:
          Accounts receivable                              12,628        45,067
          Inventories                                        --            --
          Prepaid expenses and other                      (28,118)      (19,089)
          Accounts payable and accrued expenses            89,282       (22,514)
                                                       -----------    ----------
             Net cash provided by (used in)               436,930       315,356
             operating activities                      ===========    ==========


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (190,200)     (234,865)
    Increase from notes receivable - affiliate           (650,300)     (210,000)
    Proceeds from sale of property and equipment             --            --
                                                       -----------    ----------

          Net cash provided by (used in)                 (840,500)     (444,865)
          investing activities                         -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under long-term debt and          (167,154)     (122,764)
    capital lease obligations
    Proceeds from issuance of long-term debt               11,434       149,480
    Proceeds from issuance of common stock                   --            --
    Purchase of treasury stock                               --            --
                                                       -----------    ----------
          Net cash provided by (used in)                 (155,720)       26,716
          financing activities                         -----------    ----------

INCREASE (DECREASE) IN CASH                              (559,290)     (102,793)

CASH, BEGINNING OF PERIOD                                 601,922       374,675
                                                       -----------   -----------

CASH, END OF PERIOD                                    $   42,632    $  271,882
                                                       ===========   ===========



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


                                    Page - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At July 31, 1999, the network consisted of approximately 310 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 75 ATMs owned by banks and 43 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also provides ATM network management services to banks and third parties owning ATMs in the Company's ATM network. The Company is currently engaged in discussions with a retailer regarding the placement and/or management of approximately 140 ATMs in certain of the retailer's stores. There can be no assurance that the Company will reach an agreement with the retailer on satisfactory terms.

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

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge

                                    Page - 8
fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

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

Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 1999 and July 31, 1998.

      Revenues. The Company's total revenues increased to $1,564,529 for the three months ended July 31, 1999 from $1,240,536 for the three months ended July 31, 1998 and increased to $2,955,649 for the six months ended July 31, 1999 ("second quarter 2000") from $2,395,956 for the six months ended July 31, 1998 ("second quarter 1999"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 419 in second quarter 2000 from 320 in second quarter 1999. Surcharge fees increased to $1,111,016 or 71.0% of total revenues for the three months ended July 31, 1999 from $728,019 or 58.7% of total revenues for the three months ended July 31, 1998. Surcharge fees increased to $2,087,640 or 70.6% of total revenues for the six months ended July 31, 1999 from $1,397,976 or 58.3% of total revenues for the six months ended July 31, 1998. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 343 in second quarter 1999 to 428 in second quarter 2000. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues do not initially grow as fast as the number of ATMs because new ATM sites are not fully utilized for several months after installation. Therefore, revenues may not increase at the same percentage rate as increases in the number of ATMs. Revenues derived from interchange fees increased to $289,524 for the three months ended July 31, 1999 from $258,361 for the three months ended July 31, 1998, and increased to $519,414 for the six months ended July 31, 1999 from $466,208 for the six months ended July 31, 1998. Revenues derived from interchange fees did not increase at the same rate as other revenues primarily because the Company imposed surcharge fees on a greater number of ATMs. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a

                                    Page - 9
decrease in use of the ATM for transactions for which interchange fees are charged. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $32,027 and $103,357 for the three and six months ended July 31, 1999, respectively, from $143,955 and $313,025 for the three months and six months ended July 31, 1998, respectively. See "--Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $131,962 and $245,238 for the three months and six months ended July 31, 1999, respectively from $110,201 and $218,747 for the three months and six months ended July 31, 1998, respectively.

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

      Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At July 31, 1999 and 1998, Funding had vault cash located in approximately 244 and 206 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes and insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding.

      The revenues received by the Company from Funding under the Management Agreement were $32,027 and $103,357 for the three months and six months ended July 31, 1999, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $32,027 for the three months ended July 31, 1999 consisted of $334,247 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $295,945 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $103,357 for the six months ended July 31, 1999 consisted of $667,023 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $551,321 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345. Pursuant to the Management Agreement, Funding's expenses for purposes

                                   Page - 10
of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods. The revenues received by the Company from Funding under the Management Agreement were $143,955 and $313,025 for the three months and six months ended July 31, 1998, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $143,955 for the three months ended July 31, 1998 consisted of $314,918 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $164,688 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $313,025 for the six months ended July 31, 1998 consisted of $651,564 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $326,194 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods.

      While revenues earned by Funding from interchange fees increased for the three months and six months ended July 31, 1999 from the same periods in 1998, they declined per ATM as a result of fewer interchange transactions per ATM on ATMs for which Funding provided vault cash. The number of transactions per ATM decreased principally because a greater number of the Company's ATMs charged surcharge fees for the three months and six months ended July 31, 1999. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. The increase in Funding's expenses for the three months and six months ended July 31, 1999 from the same period in 1998 was caused principally by higher outstanding balances on borrowings by Funding and higher armored security charges. For additional information concerning Funding, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,084,932 and $2,078,543 for the three months and six months ended July 31, 1999, respectively, from $846,974 and $1,622,179 for the three months and six months ended July 31, 1998, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

     Gross Margin. Gross profit as a percentage of revenues for the three months and six months ended July 31, 1999 was 30.7% and 29.7%, respectively, and for the three months and six months ended July 31, 1998 was 31.7% and 32.3%, respectively. The decrease for the three

                                   Page - 11
months and six months ended July 31, 1999 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $357,295 and $714,342 for the three months and six months ended July 31, 1999, respectively, from $289,481 and $597,112 for the three months and six months ended July 31, 1998, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased professional fees incurred in connection with the Company's efforts to resume filing periodic reports with the Securities and Exchange Commission, the preparation and mailing of the proxy statement for the 1999 annual meeting of shareholders and the preparation and holding of the annual meeting.

      Interest Expense. Interest expense increased to $48,596 and $82,038 for the three months and six months ended July 31, 1999, respectively, from $47,063 and $79,863 for the three months and six months ended July 31, 1998, respectively. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Interest Income (Expense). The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $19,802 and $32,986 for the three months and six months ended July 31, 1999, respectively, from $6,353 and $12,360 for the three months and six months ended July 31, 1998, respectively, as a result of higher average outstanding balances.

      Income Taxes. The Company paid no income taxes for the three months and six months ended July 31, 1999 or the three months and six months ended July 31, 1998, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of July 31, 1999, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,500,000, which expire between 2005 and 2012.

      Net Income. The Company had net income of $93,590, or $0.0023 per share, for the three months ended 1999, compared to net income of $63,371, or $0.0016 per share, for the three months ended 1998. The Company had net income of $113,854, or $0.0029 per share, for the six months ended 1999, compared to net income of $109,162, or $0.0028 per share, for the six months ended 1998. Net income was higher in second quarter 2000 principally as a result of increased revenues from surcharge fees because of the increased number of ATMs in the Company's network and the location of certain ATMs.

                                   Page - 12

Liquidity and Capital Resources

      At July 31, 1999, the Company had a working capital deficit of $22,617, compared to a working capital deficit of $145,914 at January 31, 1999. The ratio of current assets to current liabilities increased to .97 at July 31, 1999 from
 .83 at January 31, 1999.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $436,930 for the six months ended July 31, 1999 and $315,356 for the six months ended July 31, 1998. Net cash provided by operating activities for the six months ended July 31, 1999 consisted primarily of net income of $113,854, depreciation of $249,284, a decrease in accounts receivable of $12,628 and an increase in accounts payable of $89,282, partially offset by a decrease in prepaid expenses of $28,118. Net cash used in investing activities was $840,500 for the six months ended July 31, 1999, compared to $444,865 for the six months ended July 31, 1998. The net cash used in investing activities resulted primarily from loans to Funding to provide vault cash and from purchases of plant and equipment (principally ATMs) in second quarter 2000. Net cash used in financing activities was $155,720 for the six months ended July 31, 1999, compared to net cash provided by financing activities of $26,716 for the six months ended July 31, 1998. The Company had cash and cash equivalents of $42,632 at July 31, 1999, compared to cash and cash equivalents of $601,922 at January 31, 1999.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company and Funding. Funding currently provides vault cash for a majority of these ATMs. See "Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 1999 and July 31, 1998 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." At July 31, 1999 and 1998, Funding had vault cash of approximately $3.5 million and $2.0 million, respectively, located in approximately 244 and 206 ATMs, respectively, owned by Funding and the Company. The Company, through its subsidiary Electronic Funds Transfer, Inc. ("EFT"), lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at July 31, 1999 was $650,300 and at July 31, 1998 was $210,000. Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. In June 1999, the Company entered into an arrangement with Tehama Bank to obtain a vault cash facility allowing the Company to obtain up to $3,000,000 in vault cash. The Company is also engaged in discussions with two other banks regarding their willingness to directly provide vault cash for certain ATMs owned by the Company.

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

                                   Page - 14

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

     Awareness Phase. The Company's Project2000 encompasses an overall strategy to address Year 2000 problems. The Company's Project2000 focuses chiefly upon the in-house,

                                   Page - 15
real-time, on-line systems, but also includes assessing and assuring year 2000 compliance from third parties. Because of the seriousness of the year 2000 issues, the Company appointed a Project2000 Coordinator and established a Project2000 team consisting of the Coordinator, all officers of the Company and the Accounting Manager.

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

      The Company believes its conclusion is supported by the fact that the Company's system is not highly date-dependent. The Company processes transactions in segments from 2:00 p.m. one day through 2:00 p.m. the next day. Consequently, the Company believes that the window of risk for the Company's internal systems from the year 2000 rollover should be limited to a maximum of 24 hours. Furthermore, the Company processes dates and makes all programmatic date decisions based on a Julian representation of the date which should not be vulnerable to the year 2000 rollover. The Company believes that its conclusion is further supported by the fact


                                   Page - 16
that all of the application code was developed in-house, all source code is intact and available, and the Company has the in-house expertise to revise and maintain the software as needed for the year 2000 rollover.

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

      Internal Systems. Because the assessment phase revealed no material Year 2000 problems, the Company does not plan any system replacements, code enhancements or hardware or software upgrades. However, the Company does plan to upgrade its Solomon software to bring it into compliance by August 31, 1999 and to implement "mature" releases of the Tandem operating system and to monitor Tandem Year 2000 Compliance statements regarding such releases.

      Individual ATMs. With respect to those ATMs that can be made Year 2000 compliant with the purchase of software upgrades from the manufacturer, the Company expects to obtain software upgrades at no charge because of the recent date of purchase of these ATMs. However, in the event the Company must purchase ATM software upgrades, management estimates that the cost should not exceed $50,000. The Company expects to complete all software upgrades by October 31, 1999.

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

                                   Page - 17

      Third Party Compliance. Because no material Year 2000 problems have been discovered to date, the Company does not currently plan any corrective action with respect to service providers, vendors, suppliers and clients. However, the Company continues to test these connections to the Company.

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

      Internal Systems. The Company will continue to test and validate all incremental changes to hardware, software, and connections with other systems as those changes (or additions) occur in the ordinary course of business prior to Year 2000. All users of the Company's products and services have been asked to validate the Company's Year 2000 compliance. The majority of such testing was completed in June 1999. The remainder of the service provider testing should be complete by November 15, 1999.

      Individual ATMs. Year 2000 compliance of all replacement and upgraded ATMs will be tested prior to or at the time such ATMs are brought on line.

      Third Party Compliance. The Company has reviewed the Year 2000 compliance of its outside service providers, vendors, and suppliers and obtained written "re-validated" certifications from all but four vendors. These four vendors have provided the Company with oral verification of their compliance and will provide written verification of such compliance prior to the end of 1999. The Company continues to request each outside service provider, vendor, and supplier to provide quarterly statements of compliance through the end of 1999.

      The validation phase will be completed at the times described above.

      Implementation Phase. The Company performed a final full internal system test in June 1999. The test was performed using several dates in the year 2000. There were no internal component or critical application failures. In addition, the Company also tested transactions utilizing future dates on all ATM models currently in use. Results of the testing indicated that transactions to all but one ATM model processed successfully. The NCR ATM Model 1773 did not process year 2000 transactions and the Company is currently on schedule for replacement of these ATMs by November 30, 1999.

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

      The Company has hired an independent third party to act as an external compliance "witness" to review and implement the Company's overall Year 2000 compliance, as well as verifying and validating the Company's Year 2000 risk. The external compliance "witness" is

                                   Page - 18
responsible for the following activities: (i) facilitating maintenance of the vendor lists; (ii) assisting in Year 2000 budgetary activities; (iii) reviewing, finalizing and facilitating rehearsal of contingency plans; (iv) ensuring government and regulatory recommendations are completed; (v) maintaining current Year 2000 status on the Company's website; (vi) preparing readiness disclosure for the Company's affiliated banks; and (vii) preparing project status for the Board of Directors.

      The Company's Project2000 team also continues to review the Company's readiness for the Year 2000.

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

      Costs of Year 2000 Compliance. The principal cost incurred by the Company in connection with Project2000 will be the cost of replacing obsolete ATM equipment as part of the Company's ongoing process of upgrading and modernizing its ATMs. As of July 31, 1999, approximately 60 NCR model 1773 ATMs currently in operation are not Year 2000 compliant. While these ATMs are predominately in low volume sites, they will be replaced by December 1, 1999. The expected remaining cost of this project is approximately $275,000. The Company has previously incurred approximately $185,000 in expenses related to this project.

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


                                   Page - 19

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

      Forward-Looking Statements. The Company believes that many of the statements contained in this discussion of Year 2000 issues may constitute "forward-looking statements." These statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Consequently, actual results may differ materially from those discussed in these forward-looking statements. See "Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

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

                                   Page - 20

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

Cautionary Statement Concerning Forward-Looking Statements

      The Company believes that certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below.

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


                                   Page - 21

o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 44 and 43 ATMs, respectively, as of July 31, 1999;

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


                           PART II - OTHER INFORMATION

Item - 4    Submission to a Vote of Security

      The Company held its annual meeting of shareholders on July 15, 1999.

      The first order of business for action by the shareholders was the election of three directors. The nominees for election as set forth in the Company's June 7, 1999 proxy statement were David S. Bonsal, Arthur M. Moglowsky and Jeffrey M. Sperry, all incumbent directors. The Company did not receive any other nominations prior to the deadline specified in its By-

                                   Page - 22
laws. Of the 25,204,513 shares of common stock, $.01 par value, of the Company ("Common Stock") represented at the meeting by proxy, 22,832,887 shares, constituting 58.11% of the outstanding shares of Common Stock, were voted in favor of the election of each of Messrs. David S. Bonsal, Arthur M. Moglowsky and Jeffrey M. Sperry and 2,371,626 shares, constituting 6.04% of the outstanding shares of Common Stock, were withheld. Therefore, Messrs. Bonsal, Moglowsky and Sperry were elected for another term as directors of the Company.

      The next order of business for action by the shareholders was to consider the ratification of the appointment of Baird, Kurtz and Dobson, independent public accountants, to examine the accounts of the Company for the 2000 fiscal year. Of the 25,204,513 shares of Common Stock represented at the meeting by proxy, 23,864,326 shares, constituting 60.73% of the outstanding shares of Common Stock, were voted for ratification of the appointment of Baird, Kurtz and Dobson, 1,333,887 shares were voted against and 6,300 shares abstained. Therefore, the appointment of Baird, Kurtz and Dobson to examine the accounts of the Company for the 2000 fiscal year was ratified.

      No other matters were submitted to a vote of security holders during the period covered by this Quarterly Report on Form 10-QSB

Item - 6    Exhibits and Reports on Form 8-K.

      (a)   Exhibits
            --------

            The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      (b)   Reports on Form 8-K
            -------------------

            Current Report on Form 8-K (Item 5) dated May 27, 1999.


                                   Page - 23

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL MONEY CENTERS, INC.
                                    (Registrant)


Date: September 20, 1999            By: /s/ David S. Bonsal
                                        --------------------------------------
                                        David S. Bonsal
                                        Chairman of the Board
                                        and Chief Executive Officer



Date: September 20, 1999            By: /s/ John L. Settles
                                        --------------------------------------
                                        John L. Settles
                                        President
                                        (Principal Financial and Accounting
                                             Officer)


                                   Page - 24

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

4.5* Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.6** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.7** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

4.8** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

10.1 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit.

10.2 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit.

27          Financial Data Schedule

* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

**Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.


                                    Page - 25