Form 10QSB
period 1999-10-31
UNIVERSAL MONEY CENTERS INC
filed 1999-12-15
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended October 31, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Number of shares outstanding of each of the issuer's classes of common equity as of December 15, 1999: 39,293,069 shares of Common Stock, $.01 par value per share.

     Transitional Small Business Disclosure Format:   Yes     No  X


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






                                    Page - 2

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                October 31, 1999    January 31,
                                                                 (unaudited)          1999
                                                               ----------------- ----------------

                        CURRENT ASSETS
    Cash                                                       $           --    $    601,922
    Notes receivable - affiliate                                      650,300              --
    Accounts receivable - trade, less allowance for doubtful
           accounts:                                                   73,469          39,012
        October 31, 1999 - $21,370; January 31, 1999 - $21,370
    Accounts receivable - affiliate                                    32,990          35,064
    Inventories                                                           300             300
    Prepaid expenses and other                                         16,716          12,894
    Interest receivable - affiliate                                     6,628           3,636
                                                               ----------------- ----------------
                             Total Current Assets                     780,403         692,828
                                                               ----------------- ----------------

PROPERTY AND EQUIPMENT, At cost
    Equipment                                                       3,819,939       3,453,071
    Leasehold improvements                                            117,803         117,803
    Vehicles                                                           21,156           9,722
                                                               ----------------- ----------------
                                                                    3,958,898       3,580,596
    Less accumulated depreciation                                  (2,052,140)     (1,873,919)
                                                               ----------------- ----------------
                             Total Property and Equipment           1,906,758       1,706,677
                                                               ----------------- ----------------

OTHER ASSETS
    Deferred income taxes                                             375,000         375,000
    Other                                                              72,862          30,531
                                                               ----------------- ----------------
                             Total Other Assets                       447,862         405,531
                                                               ----------------- ----------------

                             Total Assets                      $    3,135,023    $  2,805,036
                                                               ================= ================





See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 3


                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                             October 31, 1999     January 31, 1999
                                                               (unaudited)
                                                           -------------------  -------------------

CURRENT LIABILITIES
    Current maturities of long-term debt and capital lease $       167,610      $       314,606
    obligations
    Accounts payable                                               377,830              313,319
    Accounts payable - affiliate                                    19,890                   --
    Accrued expenses                                               239,673              210,817
                                                           -------------------  -------------------
                      Total Current Liabilities                    805,003              838,742
                                                           -------------------  -------------------


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                       978,655              714,087
                                                           ------------------   ------------------

STOCKHOLDERS' EQUITY
    Common stock; no par value; $.01 stated value;
        40,000,000 shares authorized; 39,851,380 issued
        as of 10/31/99 and 1/31/99                                 398,514              398,514
    Additional paid-in capital                                  18,593,430           18,593,430
    Retained earnings (deficit)                                (15,978,271)         (16,077,429)
                                                           -------------------  -------------------
                                                                 3,013,673            2,914,515

    Less treasury stock, at cost; common stock
         558,311 shares as of 10/31/99 and 1/31/99              (1,662,308)          (1,662,308)
                                                           -------------------  -------------------
                      Total Stockholders' Equity                 1,351,365            1,252,207
                                                           -------------------  -------------------

                      Total Liabilities and Stockholders'  $     3,135,023      $     2,805,036
                      Equity                               ===================  ===================





See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 4


                          UNIVERSAL MONEY CENTERS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                      Three Months Ended October 31,      Nine Months Ended October 31,
                                           1999             1998               1999               1998
                                           ----             ----               ----               ----

NET REVENUES                          $   1,571,145     $ 1,335,228        $  4,526,794      $  3,731,184

COSTS OF REVENUES                         1,151,470         878,972           3,230,013         2,501,151
                                         -----------      ------------      ------------      --------------

GROSS PROFIT                                419,675         456,256           1,296,781         1,230,033

OPERATING EXPENSES                          375,381         293,557           1,089,723           890,669
                                         -----------      ------------      ------------      --------------

INCOME FROM OPERATIONS                       44,294         162,699             207,058           339,364
                                         -----------      ------------      ------------      --------------

OTHER INCOME (EXPENSE)
                 Interest income             20,062           9,908              53,108            22,268
                 Interest expense           (79,052)        (48,055)           (161,090)         (127,918)
                 Other                           --              --                  82                --
                                         -----------      ------------      ------------      --------------
                                            (58,990)        (38,147)           (107,900)         (105,650)
                                         -----------      ------------      ------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES           (14,696)        124,552              99,158           233,714

INCOME TAX PROVISION (CREDIT)                    --              --                  --                --

NET INCOME (LOSS)                     $     (14,696)    $   124,552        $     99,158      $    233,714
                                         ===========      ============      ============      ==============

BASIC & DILUTED EARNINGS PER SHARE    $      (.0004)    $    0.0032        $     0.0025      $     0.0060
                                         ===========      ============      ============      ==============






See Notes to Consolidated Financial Statements (Unaudited)


                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Nine Months           Nine Months
                                                                         Ended                 Ended
                                                                   October 31, 1999      October 31, 1998
                                                                   ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                        $      99,158       $        233,714
         Items not requiring (providing) cash:
                 Depreciation                                           379,278                304,095
         Changes in:
                 Accounts receivable                                    (35,375)                32,498
                 Prepaid expenses and other                             (46,153)               (23,766)
                 Accounts payable and accrued expenses                  113,257                 94,272
                                                                   ----------------      ----------------
                    Net cash provided by (used in)                      510,165                640,813
                    operating activities
                                                                   ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                        (293,150)              (296,468)
             Increase from notes receivable - affiliate                 650,300               (415,000)
                                                                   ----------------      ----------------
                    Net cash provided by (used in)                      943,450               (711,468)
                     investing activities
                                                                   ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Principal payments under long-term debt and capital       (261,271)              (184,779)
             lease obligations
             Proceeds from issuance of long-term debt                    92,634                149,480
                                                                   ----------------      ----------------
                     Net cash provided by (used in)                    (168,637)               (35,299)
                     financing activities
                                                                   ----------------      ----------------

INCREASE (DECREASE) IN CASH                                            (601,922)              (105,954)

CASH, BEGINNING OF PERIOD                                               601,922                374,675
                                                                   ----------------      ----------------

CASH, END OF PERIOD                                               $          --       $        268,721
                                                                   ================      ================









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


                                    Page - 7

Item 2.   Management's Discussion and Analysis or Plan of Operation

Overview

     Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At October 31, 1999, the network consisted of approximately 307 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 74 ATMs owned by banks and 127 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. Since early October 1999, the Company's network also included ATMs owned or leased by third parties and placed in 89 Kmart Corporation retail stores located in Michigan, Minnesota and Wisconsin. In addition, on November 1, 1999, the Company added 58 ATMs to be leased by the Company and located in 58 Kmart stores located in Illinois. As of February 1, 2000, the Company has the right under its agreement with Kmart to remove ATMs which do not meet certain performance standards. The Company is currently evaluating which, if any, of these ATMs to remove. For more information regarding the Company's recent lease transaction see the Company's Current Report on Form 8-K dated October 31, 1999. The Company is currently engaged in discussions with certain parties regarding the placement and/or management of approximately 18 ATMs in certain locations in Colorado and Texas. There can be no assurance that the Company will reach an agreement with these parties on satisfactory terms.

     In addition to operating its network, the Company also provides ATM network management services to banks and other third parties owning ATMs in the Company's ATM network.

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

     Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in the Company's network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Funding) receives the full interchange fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fee for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's

                                    Page - 8
network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

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

      The Company's profitability is substantially dependent upon the imposition of surcharge fees. Any changes in laws or card association rules materially limiting the Company's ability to impose surcharge fees would have a material adverse effect on the Company. Voters in San Francisco and Santa Monica, California recently voted to bar banks from charging fees to non-customers who use their ATMs ("ATM Fee Bar"). This action has received a lot of media attention and other cities, such as New York City, have proposed similar pricing restrictions. However, the banking industry is fighting these restrictions, claiming that such laws are unconstitutional, and thus invalid, because these municipal government ordinances attempt to regulate banks, which are already subject to federal regulation. On November 15, 1999, U.S. District Judge Vaughn Walker of the United States District Court of the Northern District of California placed a temporary injunction on the enforcement of the ATM Fee Bar on the grounds that these ordinances adopted in San Francisco and Santa Monica, California may be barred by the supremacy clause of the U.S. Constitution. However, he required affected banks to hold all ATM interchange fees implicated by the ATM Fee Bar in an escrow account awaiting resolution of the legal issues involved.

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


                                    Page - 9

Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 1999 and October 31, 1998.

      Revenues. The Company's total revenues increased to $1,571,145 for the three months ended October 31, 1999 from $1,335,228 for the three months ended October 31, 1998 and increased to $4,526,794 for the nine months ended October 31, 1999 from $3,731,184 for the nine months ended October 31, 1998. This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 503 at October 31, 1999 from 327 at October 31, 1998. Surcharge fees increased to $1,071,719 or 68.2% of total revenues for the three months ended October 31, 1999 from $806,374 or 60.4% of total revenues for the three months ended October 31, 1998. Surcharge fees also increased to $3,159,359 or 69.8% of total revenues for the nine months ended October 31, 1999 from $2,204,350 or 59.1% of total revenues for the nine months ended October 31, 1998. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 350 at October 31, 1998 to 508 at October 31, 1999. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues do not initially grow as fast as the number of ATMs because new ATM sites are not fully utilized for several months after installation. Therefore, revenues may not increase at the same percentage rate as increases in the number of ATMs. Revenues derived from interchange fees increased to $376,343 for the three months ended October 31, 1999 from $260,329 for the three months ended October 31, 1998, and increased to $895,757 for the nine months ended October 31, 1999 from $726,537 for the nine months ended October 31, 1998. Revenues derived from interchange fees did not increase at the same rate as other revenues primarily because the Company imposed surcharge fees on a greater number of ATMs. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. Revenues received from Funding under a Management Agreement between the Company and Funding decreased to $(13,187) and $90,170 the three months and nine months ended October 31, 1999, respectively, from $132,228 and $445,253 for the three months and nine months ended October 31, 1998, respectively. See "-Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties decreased to $136,270 for the three months ended October 31, 1999 from $136,297 for the three months ended October 31, 1998 and increased to $381,508 for the nine months ended October 31, 1999 from $355,044 for the nine months ended October 31, 1998.

      Revenues from Funding. The Company has maintained a business relationship with Funding since August 1989. The relationship began in 1989 as a result of the Company's severe financial problems. The operation of the Company's ATM network generally requires that the Company supply vault cash to ATMs owned by the Company to fund cash withdrawals. As a result of the Company's financial problems, lenders were generally unwilling to extend loans partly because of the concern that the Company's creditors would assert claims against cash physically located in ATMs owned by the Company. The Company has not had sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit the Company to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of the Company's Board of Directors, John
L. Settles, the President of the Company since June 3, 1999 and from April 1989 through late 1990, and William Smithson, a shareholder of the Company. Each of these individuals has a one-third ownership interest in Funding.

                                    Page - 10

      Under a Management Agreement between the Company and Funding, Funding provides vault cash for certain ATMs in the Company's network that are owned by the Company or Funding, and receives all interchange fees for transactions processed on these ATMs. At October 31, 1999 and 1998, Funding had vault cash located in approximately 246 and 208 ATMs, respectively, owned by Funding or the Company. The Company receives a management fee from Funding under the Management Agreement for providing services to Funding. The management fee paid to the Company under the Management Agreement equals Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding.

      The revenues received by the Company from Funding under the Management Agreement were $(13,187) and $90,170 for the three months and nine months ended October 31, 1999, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net loss" of $13,187 for the three months ended October 31, 1999 consisted of $246,635 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $253,548 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $90,170 for the nine months ended October 31, 1999 consisted of $913,658 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $804,868 and Funding's return on equity payment to shareholders of Funding in the amount of $18,620. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $977 for the respective periods. The revenues received by the Company from Funding under the Management Agreement were $132,228 and $445,253 for the three months and nine months ended October 31, 1998, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $132,228 for the three months ended October 31, 1998 consisted of $307,265 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $168,762 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $445,253 for the nine months ended October 31, 1998 consisted of $958,829 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $494,956 and Funding's return on equity payment to shareholders of Funding in the amount of $18,620. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $977 for the respective periods.

      Revenues earned by Funding from interchange fees decreased for the three months and nine months ended October 31, 1999 from the same periods in 1998, as a result of fewer interchange transactions per ATMs on ATMs for which Funding provided vault cash. The number of transactions per ATM decreased principally because a greater number of the Company's ATMs charged surcharge fees for the three months and nine months ended October 31, 1999. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. The increase in Funding's expenses for the three months and nine months ended October 31, 1999 from the same period in 1998 was caused principally by higher outstanding balances on borrowings by Funding and higher armored security charges. For additional information concerning Funding, see the Company's Annual Report on Form 10-KSB for the fiscal year

                                    Page - 11
ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,151,470 and $3,230,013 for the three months and nine months ended October 31, 1999, respectively, from $878,972 and $2,501,151 for the three months and nine months ended October 31, 1998, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and nine months ended October 31, 1999 was 26.7% and 28.6%, respectively, and for the three months and nine months ended October 31, 1998 was 34.2% and 33.0%, respectively. The decrease for the three months and nine months ended October 31, 1999 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses were $375,381 and $1,089,723 for the three months and nine months ended October 31, 1999, respectively, compared to $293,557 and $890,669 for the three months and nine months ended October 31, 1998, respectively. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased consulting fees and additional hiring expenses, as well as increased professional fees incurred in connection with the Company's efforts to resume filing periodic reports with the Securities and Exchange Commission, the preparation and mailing of the proxy statement for the 1999 annual meeting of shareholders and the preparation and holding of the annual meeting.

      Interest Expense. Interest expense increased to $79,052 and $161,090 for the three months and nine months ended October 31, 1999, respectively, from $48,055 and $127,918 for the three months and nine months ended October 31, 1998, respectively. This increase was attributable to increased rental of vault cash from banks, capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Interest Income. The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $20,062 and $53,108 for the three months and nine months ended October 31, 1999, respectively, from $9,908 and $22,268 for the three months and nine months ended October 31, 1998, respectively, as a result of higher average outstanding balances.

                                    Page - 12

      Income Taxes. The Company paid no income taxes for the three months or nine months ended October 31, 1999 and October 31, 1998, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of October 31, 1999, the Company had approximately $195,000 of tax credits available to offset future federal income taxes. These credits expire between 1999 and 2002. The Company also has unused operating loss carryforwards of approximately $1,500,000, which expire between 2005 and 2012.

      Net Income (Loss). The Company had a net loss of $14,696 or $.0004 per share, for the three months ended October 31, 1999, compared to net income of $124,552, or $0.0032 per share, for the three months ended October 31, 1998. The Company had net income of $99,158, or $.0025 per share, for the nine months ended October 31, 1999, compared to net income of $233,714, or $0.0060 per share, for the nine months ended October 31, 1998. Net income for the three months and the nine months ended October 31, 1999 was lower principally as a result of substantially higher costs of revenues, operating expenses, as described above, greater capital investment and a reduction in revenues received from Funding.

Liquidity and Capital Resources

      At October 31, 1999, the Company had working capital deficit of $24,600, compared to a working capital deficit of $145,914 at January 31, 1999. The ratio of current assets to current liabilities improved to .97 at October 31, 1999 from .83 at January 31, 1999.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $510,165 for the nine months ended October 31, 1999 and $640,813 for the nine months ended October 31, 1998. Net cash provided in the nine months ended October 31, 1999 consisted primarily of net income of $99,158, depreciation of $379,278 and an increase in accounts payable and accrued expenses of $113,257, offset by an increase in accounts receivable of $35,375 and an increase in prepaid expenses of $46,153.

      Net cash used in investing activities was $943,450 for the nine months ended October 31, 1999 and $711,468 in the nine months ended October 31, 1998. The increase in net cash used in investing activities resulted primarily from increased purchases of plant and equipment (principally ATMs) of $293,150 and an increase in notes receivable of $650,300 for the nine months ended October 31, 1999. Net cash used in financing activities was $168,637 for the nine months ended October 31, 1999, compared to net cash used in financing activities of $35,299 for the nine months ended October 31, 1998. The Company had no cash and cash equivalents at October 31, 1999, compared to cash and cash equivalents of $601,922 at January 31, 1999.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company and Funding. Funding currently provides vault cash for a majority of these ATMs. See "Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 1999 and October 31, 1998 - Revenues from Funding" and the Company's

                                    Page - 13

Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." At October 31, 1999 and 1998, Funding had vault cash of approximately $3.4 million and $2.2 million, respectively, located in approximately 246 and 208 ATMs, respectively, owned by Funding and the Company. The Company, through its subsidiary Electronic Funds Transfer, Inc. ("EFT"), lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at October 31, 1999 was $650,300 and at October 31, 1998 was $415,000. Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. In June 1999, the Company entered into an arrangement with Tehama Bank to obtain a vault cash facility allowing the Company to obtain up to $3 million in vault cash. As of October 31, 1999, the Company was renting approximately $1.5 million under the Tehama Bank facility. In October 1999, the Company entered into a similar arrangement with Charter Bank allowing the Company to obtain up to $5 million in vault cash. As of October 31, 1999, the Company was renting approximately $.8 million under the Charter Bank facility. The Company is also engaged in discussions with one other bank regarding their willingness to directly provide $1 million of vault cash for certain ATMs owned by the Company.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases and additional borrowings, to the extent financing is available. Expansion by the Company will depend on continued access to credit under reasonable terms.

Impact of Inflation and Changing Prices

      While subject to inflation, the Company was not impacted by inflation during the past two fiscal years in any material respect.

Year 2000 Compliance

      General Discussion. The Company defines the year 2000 issue as the result of computer code being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that computer programs could recognize a date using '00' as the year 1900 rather than the year 2000. Additionally, certain equipment may contain embedded chips that include date functions that may be affected by the transition to the year 2000. In some systems, "Year 2000" problems could result in a system failure or miscalculation causing disruptions of operations and the inability to process transactions. The Company has chosen to follow the approach that products should operate in accordance with their specifications and perform substantially in the same manner in and after the year 2000 as they did before the year 2000, subject to the information contained on this quarterly report.


                                    Page - 14

      As an operator of an ATM network, the Company relies upon computers and related telecommunications equipment for the operation of its business. The Company acts as an intermediary for the transfer of data between its clients and third parties, and in doing so, supplies the operating and technical resources necessary to cause electronic data to be transmitted. The Company also owns and operates ATMs, which utilize computer hardware and software to operate.

      The Company has recognized at the highest levels of management, the significance of the issues regarding the upcoming rollover to a new century. In 1985, the Company implemented a policy requiring all program development making date related processing decisions to do so using Julian dates. This form of date processing is not sensitive to the century rollover. Therefore, by design, the Company's internal systems were developed using a "Year 2000" ready philosophy. Although this may have minimized to some extent the efforts the Company needed to conduct the Year 2000 readiness review, management did not feel this lessened responsibilities in any way regarding the need to verify Year 2000 readiness and proceeded as if all programs and systems are vulnerable.


      The Company established an initiative called "Project 2000" which encompassed an overall strategy to ensure a seamless transition into the next millennium. The Company assigned a project coordinator who generally managed the project, ensured that the project met or exceeded requirements set forth by banking regulatory agencies including the Federal Deposit Insurance Corporation, the Federal Reserve Bank, and the Office of the Comptroller of the Currency, and assisted in identifying points of concern and providing solutions. Project 2000 focused upon the internal on-line switching systems and business continuity in addition to assessing and assuring Year 2000 compliance from real-time connections, product and service vendors and suppliers, auditors and customer service.

      The Company has developed a Year 2000 Readiness Disclosure to provide its customers with general information about the Year 2000 readiness of the Company, as well as specific Year 2000 information about products and services. The Company's Readiness Disclosure can be found on the company's website at http://www.universalmoney.com

      Status of Year 2000 Readiness. The Company has completed its Project 2000 and considers itself Year 2000 ready. The overall state of readiness can be assessed by describing its specific readiness in four key areas: (i) internal switching systems, (ii) individual ATM's, (iii) contracted third party product and service providers, and (iv) customer service and internal business continuity. Project 2000 consisted of the following five phases: awareness, assessment, corrective action, validation and implementation.

      The awareness phase consisted of defining the scope of the Year 2000 problem and establishing a corporate infrastructure and overall strategy to perform compliance work. In the assessment phase, the Company attempted to identify all hardware, software, networks, ATMs, other various processing platforms and customer and vendor interdependencies affected by the Year 2000 problem. This assessment went beyond information systems and included equipment and support systems that may be dependent on embedded microchips. The corrective action phase involved code enhancements, hardware and software upgrades, system replacements, vendor certification and other associated changes. The validation phase involved the testing of incremental changes to hardware and software components. In the implementation phase, systems were certified as Year 2000 compliant. For any systems that were are not determined to

                                    Page - 15
be compliant, the consequences were assessed, and corrective actions or contingency plans have been put into effect.

      Awareness Phase. The awareness phase is complete. Project2000 encompassed an overall strategy to address Year 2000 problems. The Company's Project2000 focused chiefly upon the in-house, real-time, on-line systems, but also included assessing and assuring year 2000 compliance from third parties. Because of the seriousness of the year 2000 issues, the Company appointed a Project2000 Coordinator and established a Project2000 team consisting of the Coordinator, all officers of the Company and the Accounting Manager.

      To determine the size of the compliance project relating to internal systems, the Company searched all of its production computer programs for references to, and actions taken by reference to, the date (year in particular), and compiled a list of those programs for evaluation for Project2000 issues. Date references that related to performing calculations or that provided application program logic affecting the decision path of the application, and date-driven calculations using "00" as an operand were identified. All third parties whose ability to comply with Year 2000 problems might affect the Company's operations, which include product and service vendors and suppliers, card issuers other real-time connections, and clients were also identified.

      Assessment Phase. The assessment phase is complete. The assessment phase included identification of all hardware, software, networks, ATMs, other various processing platforms, customer and vendor interdependencies affected by the Year 2000 problem. This assessment went beyond information systems and included equipment and support systems that may be dependent on embedded microchips.

      Internal Switching Systems. With respect to the Company's internal data processing and transfer systems, in 1985, the Company implemented a policy requiring all production programs making date-related processing decisions to do so using Julian dates. This form of date processing is not sensitive to the century rollover. Consequently, the Company's computer switch was developed using a year 2000 compliant philosophy. The Company's switching hardware and operating system are Year 2000 compliant. To assess its internal systems, the Company evaluated all references to, and actions taken by reference to, the date (year in particular), in its internal systems. The systems and equipment that may be dependent upon embedded microprocessors were also examined. Conclusions from the evaluation were that the Company's internal systems are Year 2000 compliant.

      The Company believes its conclusion is supported by the fact that the Company's system is not highly date-dependent. The Company processes transactions in segments from 2:00 p.m. one day through 2:00 p.m. the next day. Consequently, the Company believes that the window of risk for the Company's internal systems from the Year 2000 rollover should be limited to a maximum of 24 hours. The Company believes that its conclusion is further supported by the fact that all of the application code was developed in-house, all source code is intact and available, and the Company has the in-house expertise to revise and maintain the software as needed for the year 2000 rollover. The PIN encryption box utilized by the Company was identified as a critical component requiring upgrade to maintain the Company's Year 2000 readiness.

      Individual ATMs. The Company tested transactions utilizing future dates on all ATM models currently in use. Results of the testing indicated that transactions to all but one ATM

                                    Page - 16
model processed successfully. The NCR ATM Model 1773's were deemed to be non-year 2000 compliant and were targeted for replacement.

      Third Party Products and Service. The Company attempted to obtain initial certification from its "higher risk" vendors as to Year 2000 readiness. The Company mailed questionnaires to these vendors to identify and, to the extent possible, to resolve issues involving Year 2000 issues. Responses to these questionnaires have been verified against information included with current releases of vendors' products and services and on vendor web sites and are shared with the Company's clients and regulatory agencies upon request. In addition, the Company has engaged in joint testing with its high and medium risk vendors and service providers, testing each party's system and the interface between the systems. The Company believes that all mission critical vendors and service providers have completed their internal Year 2000 corrective actions. Service providers, vendors and suppliers whom the Company deems "no risk" were not be contacted. The Company also coordinated with its clients regarding their activities related to the Year 2000 problem. Most of the Company's clients maintain their own application programs, although they utilize the Company's computer and network resources. The Company conducted its own testing on the systems of its largest clients, and did not discover any Year 2000 problems.

      Internal customer services and business continuity. In addition to computers and related systems, the operation of office and facilities equipment, such as desktop software, fax machines, telephones, voice mail, photocopiers, security systems, air conditioning, fire systems and other common devices were evaluated for potential risk as it pertains to the year 2000 problem. The Company identified a few desktop software products, two desktops, voice mail and the accounting software that required upgrades or replacement in order for the Company to maintain its year 2000 readiness.

      Corrective Action Phase. The corrective action phase is complete. The corrective action phase involved addressing compliance problems identified during the assessment phase.

      Internal Switching Systems. Because the assessment phase revealed no material Year 2000 problems, the Company did not plan any system replacements, code enhancements or hardware or software upgrades. However, the Company will continue to implement "mature" releases of the Tandem operating system and to monitor Tandem Year 2000 Compliance statements regarding such releases. The PIN encryption box utilized by the Company has been upgraded and installed.

      Individual ATMs. With respect to those ATMs that could be made Year 2000 compliant with the purchase of software upgrades from the manufacturer, the Company has obtained the software upgrades and has completed the software installation. The Company has completed replacement of the NCR model 1773 ATMs that were identified for replacement in order to maintain year 2000 readiness. As of December 15, 1999, the Company believes that 100% of its individual ATMs are year 2000 compliant.

      Third Party Products and Services. Because no material Year 2000 problems were discovered in the assessment phase, the Company did not initiate any corrective action with respect to service providers, vendors, suppliers and clients. However, the Company continues to test these connections to the Company.


                                    Page - 17

      Internal customer services and business continuity. The Company has upgraded its accounting software. Desktop software needed to address business continuity and customer service has been upgraded. An upgrade to the Company's voice mail software has been tested and will be installed prior to the end of December.

      Validation Phase. The validation phase is considered complete. However, the Company will continue to test its internal systems, test its new and upgraded ATMs for Year 2000 compliance and engage in further testing with certain third parties.

      Internal Systems. Comprehensive tests were performed in September 1997, November 1998, February 1999 and June 1999 on all of the Company's critical applications. The tests revealed no Year 2000 problems. However, the Company will continue to test and validate all incremental changes to hardware, software, and connections with other systems as those changes (or additions) occur in the ordinary course of business prior to Year 2000. All users of the Company's products and services have been asked to validate the Company's Year 2000 compliance. For validation purposes, comprehensive Year 2000 tests of the communication equipment, card production hardware and software and the Fedline hardware and software were performed in November 1999. The validation testing revealed no Year 2000 problems.

      Individual ATMs. The Company believes that replacement of all non-year 2000 compliant ATM machines has been completed.

      Third Party Compliance. The Company has reviewed the Year 2000 compliance of its outside service providers, vendors, and suppliers and obtained written "re-validated" certifications from all vendors. The Company continues to request each outside service provider, vendor, and supplier to provide quarterly statements of compliance through the end of 1999.

      Internal customer services and business continuity. The Company has reviewed and updated its business resumption plan, which includes the Company's internal operations and customer service. The objective of the Company's business resumption plan is to continue normal operations in the case of a severe business disruption. This plan addresses, but is not limited to, the year 2000 date rollover and includes year 2000 contingency considerations.

      Implementation Phase.  The implementation phase is considered complete.

      Internal Systems. The Company performed a final full internal system test in June 1999. The test was performed using several dates in the year 2000. There were no internal component or critical application failures. The PIN encryption box utilized by the Company has been upgraded and installed. The Company believes its internal systems are Year 2000 ready.

      Individual ATMs. The Company has completed installation of all ATM's requiring upgrade to maintain their Year 2000 readiness. The Company believes its ATM's are Year 2000 ready.

      Third Party Compliance. Because no material Year 2000 problems were discovered in the assessment phase, the Company did not implement any corrective action with respect to service providers, vendors, suppliers and clients. The Company believes its critical providers, vendors, suppliers and clients are Year 2000 ready, but continues to request statements of Year 2000 compliance from these persons.

                                    Page - 18

     Internal customer services and business continuity. Desktop software required to address business continuity and customer service has been upgraded. The Company's accounting software has been upgraded to a Year 2000 compliant version of the Soloman accounting software. An upgrade to the Company's voice mail software has been tested and will be installed prior to the end of December. The Company's internal operations are considered Year 2000 ready and have documented departmental contingency plans in the event of an unplanned critical event.

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

      The Company hired an independent third party to act as an external compliance "witness" to review and implement the Company's overall Year 2000 compliance, as well as verifying and validating the Company's Year 2000 risk. The external compliance "witness" has been responsible for the following activities: (i) facilitating maintenance of the vendor lists; (ii) assisting in Year 2000 budgetary activities; (iii) reviewing, finalizing and facilitating rehearsal of contingency plans; (iv) ensuring government and regulatory recommendations are completed; (v) maintaining current Year 2000 status on the Company's website; (vi) preparing readiness disclosure for the Company's affiliated banks; and (vii) preparing project status for the Board of Directors.

      The Company's Project2000 team also continues to review the Company's readiness for the Year 2000.

      Costs of Year 2000 Compliance. The principal cost incurred by the Company in connection with Project2000 has been the cost of replacing obsolete ATM equipment as part of the Company's ongoing process of upgrading and modernizing its ATMs. As of July 31, 1999, approximately 60 NCR model 1773 ATMs currently in operation were not Year 2000 compliant. All of these ATMs have been replaced. The expected remaining cost of this project is approximately $20,000. The Company has previously incurred approximately $466,000 in expenses related to this project.

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

                                    Page - 19

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

      Forward-Looking Statements. The Company believes that many of the statements contained in this discussion of Year 2000 issues may constitute "forward-looking statements." These statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Consequently, actual results may differ materially from those discussed in these forward-looking statements. See "- Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

                                    Page - 20

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

   o Public perception of ATM fees, and availability and use of currently no-fee debit cards;


                                    Page - 21

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

   o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 44 and 43 ATMs, respectively, as of October 31, 1999;

   o The ability of the Company to maintain its relationship with Kmart allowing the Company to operate and manage approximately 147 ATMs, including the 58 ATMs leased by the Company as of November 1, 1999.

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

   o The extent of vault cash losses from certain ATMs funded by Funding, for which the Company does not maintain insurance;

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


                                    Page - 22

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


      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended October 31, 1999.







                                    Page - 23

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL MONEY CENTERS, INC.
                                    (Registrant)


Date: December 15, 1999             By: /s/ David S. Bonsal
                                        _______________________________________
                                        David S. Bonsal
                                        Chairman of the Board
                                        and Chief Executive Officer



Date: December 15, 1999             By: /s/ John L. Settles
                                        _______________________________________
                                        John L. Settles
                                        President
                                        (Principal Financial and Accounting
                                        Officer)




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

4.5*              Commercial Security Agreement dated August 26,
                  1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.6** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.7** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The
                  Farmers State Bank)

4.8** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The
                  Farmers State Bank)

10.1 Master Lease Agreement dated February 28, 1998 between the Company and Diebold Credit Corporation (Incorporated by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.2 Lease Schedule dated April 20, 1998 between the Company and Diebold Credit Corporation (Incorporated by reference from
                  Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.3 Assignment and Delegation dated September 25, 1998 among the Company, as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (Incorporated by reference from Exhibit 10.10 to


                                    Page - 25
                  the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998).

10.4 Master Lease Agreement dated November 20, 1998 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.11 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                  1999).

10.5 Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                  1999).

10.6 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.7 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.8 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K dated October 31,
                  1999).

27                Financial Data Schedule


* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.


                                    Page - 26