Form 10KSB
period 2000-01-31
UNIVERSAL MONEY CENTERS INC
filed 2000-04-28
CIK 702167

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)
|X| Annual Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended January 31, 2000

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to _______________

      Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
                 (Name of small business issuer in its charter)

                  Missouri                            43-1242819
                  --------                            ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification
      incorporation or organization)                    Number)

      6800 Squibb Road, Mission, Kansas                     66202
      ---------------------------------                     -----
    (Address of principal executive offices)             (Zip code)


Issuer's telephone number:  (913) 831-2055
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
           None                                           None

Securities registered under Section 12(g) of the Exchange Act:Common Stock, $.01 par value per share

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|         No  |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 2000 were $6,409,716.

     The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past 60 days.

     The number of shares of the registrant's Common Stock outstanding as of April 21, 2000 was 39,293,069.

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part III of this Form 10-KSB is the information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to its 2000 annual meeting of shareholders.

     Transitional Small Business Disclosure Format (check one):    Yes |_|
No  |X|

                          UNIVERSAL MONEY CENTERS, INC.
                            FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS
                                -----------------
Section                                                                    Page
-------                                                                    ----

PART I........................................................................1

  ITEM 1.  DESCRIPTION OF BUSINESS............................................1
  ITEM 2.  DESCRIPTION OF PROPERTIES.........................................10
  ITEM 3.  LEGAL PROCEEDINGS.................................................10
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

PART II......................................................................10

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........10
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........11
  ITEM 7.  FINANCIAL STATEMENTS..............................................19
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..............................................19

PART III.....................................................................35

  Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................35
  Item 10. EXECUTIVE COMPENSATION............................................35
  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....35
  Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35
  Item 13. EXHIBITS AND REPORTS ON FORM 8-K..................................35

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION - Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS

Overview

      We are engaged in the business of operating a network of automated teller machines. The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. As of January 31, 2000, the network consisted of approximately 369 ATMs owned by us, approximately 76 ATMs owned by banks and approximately 130 ATMs owned by third party merchants. See "-Recent Developments in Our Business."

      To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. We have relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in its markets, all of whose members are banks and ATM network operators and other companies sponsored by member banks. We also have relationships with major credit card issuers such as Visa, MasterCard and Discover which enable the holder of a credit card to use ATMs in our network to process a transaction.

      Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION - Overview."

      In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing network management services to banks and third parties owning ATMs included in our ATM network. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION - Overview."

      We have also begun to earn revenues for processing debit card transactions for our bank customers. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from their checking accounts. We earn a small surcharge for each debit card transaction processed by us for our bank customers. We do not earn a fee for transactions processed for banks that are not our customers.

Recent Developments in Our Business

      In April 1996, national debt and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge fees on cash withdrawals from ATMs. Our return to profitability coincided with, and has been substantially dependent upon, the imposition of surcharge fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge fees would have a material adverse effect on us. See "--Regulatory Matters - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge fees on cash withdrawals on ATMs.

      On October 31, 1999, we entered into a placement arrangement with Kmart Corporation, under which we agreed to place ATMs in 147 Kmart stores in Michigan, Minnesota, Illinois and Wisconsin. We leased 58 of the ATMs to be placed in the Kmart stores. We entered into an arrangement with Advanced Financial Systems, L.L.C., Detroit, Michigan, under which Advanced Financial agreed to place ATMs owned by it in 63 Kmart stores. As part of our arrangement with Advanced Financial, we agreed to provide ATM network management services for the 63 ATMs owned by Advanced Financial. We also entered into an arrangement with American Technology Systems, Inc., under which American Technology agreed to place ATMs owned by it in the remaining 26 Kmart stores. Under our arrangement with Kmart Corporation, we had the right to terminate the placement of ATMs in individual stores if the ATMs did not meet certain usage levels. On February 1, 2000, we gave notice to Kmart Corporation that we were terminating the placement of the 89 ATMs owned by Advanced Financial and American Technology effective March 2, 2000, because these ATMs did not meet the specified usage levels.

      As a result of improvements in our financial condition, we recommenced filing periodic reports with the Securities and Exchange Commission on April 29, 1999. We had not filed periodic reports for several years as a result of severe financial distress that had placed our continued survival in serious doubt. During that period our senior management had used our limited financial resources to attempt to keep us operating and to resolve our serious financial problems. We have continued to file periodic reports with the Securities and Exchange Commission since April 29, 1999.

Our Network

      General. ATM locations in our network are concentrated in the Kansas City metropolitan area, including Topeka and Lawrence Kansas (approximately 172
ATMs), the St. Louis, Missouri metropolitan area (approximately 50 ATMs), the El Paso, Texas metropolitan area (approximately 63 ATMs), and other areas in the state of Kansas (approximately 45 ATMs). We also have 58 ATMs in K-Mart stores in Illinois. Other ATMs are located in California, Colorado, Florida, Maryland, New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

      The operation of the network involves the performance of many complementary tasks and services, including principally:

     o    acquiring ATMs for us or our customers,
     o selecting locations for ATMs and entering into leases for access to those locations,
     o in the case of banks and third party merchants, establishing relationships with them for processing transactions on their ATMs,
     o establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATMs in the network,
     o operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs,
     o    processing transactions conducted on ATMs,
     o    supplying ATMs with cash and monitoring cash levels for resupply, and
     o managing the collection of fees generated from the operation of the network.

      ATM Locations. We believe that the profitable operation of an ATM is largely dependent upon its location. We devote significant effort to the selection of locations that will generate high cardholder utilization. One of the principal factors affecting our further penetration of existing markets in the Midwest is the availability of attractive sites. We attempt to identify locations in areas with high pedestrian counts where people need access to cash and where use of the ATM is convenient and secure. Management believes the identification of locations is supported by the desire of retailers of all types to offer their customers access to cash as an alternative to cashing checks, which avoids the financial exposure and added overhead of cashing checks. Key target locations for our ATMs include (i) convenience stores and combination convenience stores and gas stations, (ii) grocery stores, (iii) major regional and national retailers, (iv) hotels, (v) shopping malls, (vi) airports, (vii) colleges, (viii) amusement parks, (ix) sports arenas, (x) theaters, and (xi) bowling alleys.

      We enter into leases for our ATM locations. The leases generally provide for the payment to the lessor of either a portion of the fees generated by use of the ATM or a fixed monthly rent. Most of our leases have a term of approximately three years. We generally have the right to terminate a lease if the ATM does not meet certain performance standards. The ATM site owner generally has the right to terminate a lease before the end of the lease term if we breach the lease agreement or become the debtor in a bankruptcy proceeding.

      We have relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 45 ATMs, respectively, have been installed at their locations as of January 31, 2000. The aggregate revenues from these companies accounted for approximately 32% and 22% of our revenues in each of fiscal years 2000 and 1999. We believe that we have good relationships with these companies. Nevertheless, if one or both of the relationships was terminated and we were unable to find new locations for the ATMs, the termination could have a material adverse effect on us. The leases for the locations in which the ATMs have been installed expire in 2001. Each of these leases automatically renews for successive one-year terms, unless terminated by either party prior to the commencement of a renewal term. In addition, each site owner has the right to terminate the respective lease before the end of the lease term under certain circumstances.

      We believe that once a cardholder establishes a habitual pattern of using a particular ATM, the cardholder will generally continue to use that ATM unless there are significant problems with the location, such as a machine frequently being out of service. It is our goal to secure key real estate locations before our competitors can do so, and become the habitual ATM location of card users in our markets.

      Typical ATM Transaction. In a typical ATM transaction processed by us, a debit or credit cardholder inserts a credit or debit card into an ATM to withdraw funds or obtain a balance inquiry. The transaction is routed from the ATM to our processing center by dedicated, dial-up and wireless communication links. Our processing center computers identify the card issuer by the bank identification number contained within the card's magnetic strip. The transaction is then switched to the local issuing bank or card organization (or its designated processor) for authorization. Once the authorization is received, the authorization message is routed back to the ATM and the transaction is completed.

      Some card issuers do not maintain on-line balance information for their cardholders, but instead send us authorization limits on a daily basis. We store the cardholder authorization limits on our processing center computers and authorize transactions on behalf of the card issuer relying on this information. We transmit records of all transactions processed in this manner to the card issuers who then update their cardholder account records.

      Authorization of ATM transactions processed on ATMs in our network is the responsibility of the card issuer. We are not liable for dispensing cash in error if we receive a proper authorization message from a card issuer.

      Transaction Fees. Our revenues are principally derived from two types of fees. We receive an interchange fee for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee when a cardholder makes a cash withdrawal from an ATM in our network. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION
- Overview."

      ATM Network Management Services. We offer ATM network management services to banks and other third party owners of ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network.

      Other Services. Our network has capabilities for services in addition to cash withdrawal and balance inquiry transactions. These include (i) the ability to distribute financial and other products and services at a low incremental cost, (ii) the ability to dispense postage stamps, coupons and prepaid calling cards, (iii) the ability to provide on screen advertising, and (iv) the provision of on-line point of sale authorization for purchases made at retail outlets with credit and debit cards. In addition, a majority of our ATMs are upgradable for new technologies, including computer chip "smart cards." Smart cards are electronic debit cards that can be used to withdraw cash from ATMs and can be "charged up" through the ATM network and then used to purchase goods from retail locations. We are exploring the viability of these uses and may implement additional services as markets develop.

      Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 10,357,731 transactions on our network in the fiscal year ended January 31, 2000, of which 3,300,731 were surcharge transactions. We processed a total of 8,389,752 transactions on our network in the fiscal year ended January 31, 1999, of which 2,675,198 were surcharge transactions.

      Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. Our affiliate, Universal Funding, and commercial vault cash providers currently supply vault cash for most of the ATMs owned by us. Certain of our ATMs are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. We do not supply vault cash for the ATMs in our ATM network that are owned by banks and third party vendors. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

ATM Network Technology

      ATMs. Most of the ATMs in our network are manufactured by Fujitsu, IBM/Diebold, NCR, or Triton. The wide range of advanced technology available for new ATMs provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as providing revenue opportunities for advertising and selling products through the use of color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of our ATMs are modular and upgradable so we may adapt them to provide additional services in response to changing technology and consumer demand.

      Our field services staff tests each ATM prior to placing it into the network. All ATM models considered for use in our network are first tested by the manufacturer and by independent testing laboratories. We monitor field testing as well as live actual results in the market place. Then, if there appears to be practical added value to us, we will start our own internal testing and certification process. Upon successful completion of this process, we will place the new equipment into a limited number of sites for actual consumer use.

      Processing Center. We operate a central processing center located in our headquarters in Mission, Kansas. The processing center is connected to each ATM in our network through dedicated, dial-up and wireless communications circuits. The processing center is staffed 24 hours a day, seven days a week by an experienced staff of information system specialists. The efficient operation of our processing center is critical to the successful operation of our ATM network.

      At the processing center, we maintain a "switch" which links in a compatible manner ATMs in our network, the processing center and similar processing or transaction authorization centers operated by card issuers and card organizations. The switch makes possible the electronic exchange of information necessary to conduct transactions at ATMs in our network. The switch consists of a Tandem computer system, telecommunications equipment, and proprietary software developed for the operation of our network.

      We lease the Tandem computer system currently used by us. Management believes the computer system has sufficient capacity to meet any growth in transaction volume achieved over the next three years and to permit the development of new services being considered by us.

      Although the switch translates between computers and makes routing decisions, it does not execute the transactions. Transactions originated at ATMs in our network are routed by the switch operated in our processing center to the card organization and card issuer that processes the account records for the particular cardholder's financial institution. In turn, the switch relays reply information and messages from the computer center to the originating terminal. The processing center also authorizes transactions executed on our network on behalf of card issuers that do not maintain on-line balance information for their cardholders.

      To protect against power fluctuations or short-term interruptions, the processing center has full uninterruptable power supply systems with battery back-up. The processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, we have an agreement with Sungard Recovery Systems, Inc.

Relationship with Universal Funding Corporation

      We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation, since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Universal Funding was formed in 1989 by David S. Bonsal, the chairman of our board of directors, John L. Settles, our President, and William Smithson, a shareholder. Each of these individuals has a one-third ownership interest in Universal Funding.

      In 1989, we sold approximately 60 ATMs to Universal Funding for which Universal Funding had agreed to provide vault cash. Universal Funding requested the sale of the ATMs to Universal Funding as a condition to providing vault cash, in order to provide additional protection against seizure of Universal Funding's vault cash by our creditors. We entered into a Management Agreement with Universal Funding in 1989. The Management Agreement was designed to provide us with the economic benefits of ownership and operation of the ATMs sold to Universal Funding, while providing to shareholders and lenders of Universal Funding the protection from our creditors and the investment return necessary to attract their investment.

      In the Management Agreement, Universal Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from us, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Universal Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management Agreement, we agreed to "drive" the ATMs sold to Universal Funding and to provide accounting, maintenance and communication services. In exchange for these services, Universal Funding agreed to pay us a management fee equal to Universal Funding's "net income". Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal Funding. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Universal Funding and is paid on the equity investment at a rate of 18% per annum, or a total of $24,894 per year. The management fee is to be paid to us on a monthly basis after Universal Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Universal Funding's shareholders. In addition, in the Management Agreement, the shareholders of Universal Funding grant us an option to purchase all of the outstanding stock of Universal Funding at any time for an amount equal to 110% of the capital contributed by the shareholders to Universal Funding plus any arrearages in the payment of expenses due under the Management Agreement. Management believes that the amount of the exercise price would have been approximately $165,000 as of January 31, 2000. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

      Since 1989, the relationship between Universal Funding and us has expanded to cover additional ATMs, as a result of the loss of other sources of financing and in order for us to take advantage of opportunities to place additional ATMs. Universal Funding currently supplies vault cash for a majority of the ATMs owned by us. We lease to Universal Funding the ATMs for which Universal Funding provides vault cash for rent of $10.00 per month. Universal Funding requested the leasing arrangement for our ATMs in order to provide protection against seizure of its vault cash. We have replaced the ATMs originally purchased by Universal Funding, and Universal Funding no longer owns any ATMs in our network. Universal Funding does not provide vault cash for ATMs in our network which are owned by banks or by third party vendors. At January 31, 2000 and 1999, Universal Funding had vault cash of approximately $3,600,000 and $2,200,000, respectively, located in approximately 249 and 242 ATMs, respectively, owned by us.

      Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have a term of 30 days and typically are rolled over at maturity. As of January 31, 2000, Universal Funding paid interest on loans at rates ranging from 12 - 18% per annum. At January 31, 2000, the aggregate outstanding amount of the loans was approximately $3,579,000, of which $650,300 was owed to EFT, approximately $1,975,500 was owed to Mr. Bonsal and the related limited partnership, approximately $155,450 was owed to John L. Settles, our President, approximately $24,300 was owed to other employees of ours and approximately $773,000 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2000 and 1999 were $815,300 and $489,000, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2000 and 1999 was $72,325 and $34,338, respectively.

      We have obtained access to additional sources of vault cash in recent years as a result of the improvement in our financial condition. We entered into an agreement with Pinnacle Systems, L.L.C. ("Pinnacle") in August 1997 pursuant to which Pinnacle provided funds for vault cash for a service fee equal to the amount of vault cash provided multiplied by the prime rate published from time to time by the Wall Street Journal, plus a specified percentage. In addition to the payment of this service fee, the agreement required us to pay monthly "bank" fees and insurance charges to Pinnacle. As of January 31, 1999, Pinnacle provided vault cash of approximately $600,000 for approximately 40 ATMs. The agreement was terminated by Pinnacle in March 1999. Pinnacle informed us that Pinnacle's lender would no longer permit Pinnacle to provide vault cash to ATM companies because of losses suffered by the lender due to problems monitoring vault cash transfers through certain ATM networks (not including our ATM network). In June 1999, we entered into a vault cash arrangement with Tehama Bank under which we could obtain up to $3,000,000 in vault cash. As of January 31, 2000, we were renting approximately $2,000,000 under the Tehama Bank arrangement. In October 1999, we entered into an arrangement with Charter Bank allowing us to obtain up to $5,000,000 in vault cash, of which $3,600,000 was outstanding as of January 31, 2000. In November 1999, we entered into a vault cash arrangement with Humboldt Bank under which we could obtain up to $1,000,000 in vault cash. We had not obtained funds under the arrangement with Humboldt Bank as of January 31, 2000. Under each arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

Competition

      Competitive factors in our business are network availability and response time, price to both the card issuer and to our customers, ATM location and access to other networks. The market for the transaction processing and payment services industry and specifically ATM services is highly competitive. Our principal competitors are national ATM companies that have a dominant share of the market. These companies have greater sales, financial, production, distribution and marketing resources than us.

      We have identified the following additional categories of ATM network operators:

            Financial Institutions. Banks have been traditional deployers of ATMs at their banking facilities. However, many banks are starting to place ATMs in retail environments where the bank has an existing relationship with the retailer. This may limit the availability of locations for our ATMs.

            Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

            Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions, but also includes small and regional network operators such as us.

      Management believes that many of the above providers deploy ATMs to diversify their operations and that the operation of the ATM network provides a secondary income source to a primary business.

      Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. There can be no assurance that we will continue to be able to compete successfully with national ATM companies. A continued increase in competition could adversely affect our margins and may have a material adverse effect on our financial condition and results of operations.

Employees

      At March 31, 2000, we had 28 full time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced work stoppages and consider our employee relations to be good. Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.

Regulatory Matters

      Federal Banking Regulation. Because we provide transaction processing services to banks, our procedures and operations are indirectly subject to federal regulation by, and are monitored by, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("Comptroller") and the Federal Reserve Bank ("Fed"). The FDIC, the Comptroller and the Fed have adopted regulations addressing many aspects of our operations, including management, data security, computer systems and programming controls, and electronic funds transfer procedures. The FDIC, the Comptroller and the Fed conduct periodic examinations to ensure our compliance with these regulatory requirements. We believe that we are in material compliance with these regulations, and that we are taking appropriate action to respond to recommendations made by regulatory authorities as a result of their examinations. However, there can be no assurance that we will be able to respond in a satisfactory manner to all matters raised from time to time by the FDIC, the Comptroller and the Fed.

      Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation, but has been banned by several states in which we currently have no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups that believe that surcharges are unfair to consumers. Voters in San

Francisco and Santa Monica, California voted in 1999 to bar banks from charging fees to non-customers who use their ATMs. Similar restrictions have been proposed by other cities. The banking industry has resisted these efforts to impose restrictions. We are not aware of the introduction of such legislation or the submission to voters of such referendums in any of the states or cities in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where we operate, and such a ban would have a material adverse effect on us. Most of the ATMs in our network are located in Kansas (156 ATMs), Missouri (148 ATMs) and Texas (63 ATMs).

      Network Regulations. National and regional networks have adopted extensive regulations that are applicable to various aspects of our operations and the operations of other ATM network operators. We believe that we are in material compliance with these regulations and, if any deficiencies were discovered, that we would be able to correct them before they had a material adverse impact on our business.

Item 2.     DESCRIPTION OF PROPERTIES

      Our principal executive offices and our central transaction processing center are located in 12,851 square feet of leased space located at 6800 Squibb Road, Shawnee Mission, Kansas. The telephone number for our principal executive offices is 913-831-2055. We lease the facility at rates we believe were consistent with market rates at the time the facility was leased under a lease that expires in 2004. We believe that the facility is adequate for our needs for the foreseeable future.

Item 3.     LEGAL PROCEEDINGS

      As of January 31, 2000 and the date of this Form 10-KSB, the Company is not a party to any material pending legal proceeding. The Company is a party to routine litigation in the ordinary course of business from time to time.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal year 2000.

                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Related Stockholder Matters

      There is currently no public trading market for our common stock. The common stock is currently eligible to be traded in the over-the-counter market, both on the OTC Bulletin Board and in the "pink sheets". We are not aware of any public trading of the common stock for several years.

      On January 31, 2000, there were 1,402 record holders of our common stock.

      We have not declared or paid any dividends for many years. We do not anticipate that we will pay dividends in the foreseeable future. We currently intend to retain future earnings, if any, to provide funds for the growth and development of our business.

Recent Sales of Unregistered Securities

      We have not sold any securities within the past three years.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network.

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We (or our affiliate, Universal Funding Corporation) receive the full interchange fee for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full interchange fee for transactions on ATMs owned by banks or third party vendors included within our network, but we rebate a portion of each fee to the bank or third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

      In most markets we impose a surcharge fee for cash withdrawals. We expanded our practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Surcharge fees have become a substantial additional source of revenue for us and other ATM network operators. The surcharge fee for ATMs in our network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in our network ranges between $0.50 and $2.50 per withdrawal. We receive the full surcharge fee for cash withdrawal transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge fee for cash withdrawal transactions on ATMs owned by banks and third party vendors included within our network, but we rebate a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

      In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing network management services to banks and third parties owning ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

      Interchange fees are credited to us by networks and credit card issuers on a daily or monthly basis, depending upon the party. Surcharge fees are charged to the cardholder and credited to us by networks and credit card issuers on a daily basis. We periodically rebate the portion of these fees owed to ATM owners and owners of ATM locations. Fees for network management services are generally paid to us on a monthly basis.

Comparison of Results of Operations for the Fiscal Years Ended January 31, 2000 and 1999.

      Revenues. Our total revenues increased to $6,409,716 for the fiscal year ended January 31, 2000 ("fiscal 2000") from $5,016,828 for the fiscal year ended January 31, 1999 ("fiscal 1999"). This increase is primarily attributable to an increase in the number of ATMs in our network on which we imposed surcharge fees for cash withdrawals to 571 in fiscal 2000 from 373 in fiscal 1999. Surcharge fees increased to $4,228,151 or 66% of total revenues in fiscal 2000 from $3,035,059 or 60.5% of total revenues in fiscal 1999. The increase in revenues is also partially due to an increase in the number of ATMs in our network to 575 in fiscal 2000 from 396 in fiscal 1999. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in our network. Revenues derived from interchange fees increased to $1,464,141 in fiscal 2000 from $981,667 in fiscal 1999. Revenues received from Universal Funding under the Management Agreement between Universal Funding and us decreased to $32,972 in fiscal 2000 from $541,380 in fiscal 1999. See the discussion below under "--Revenues from Universal Funding." Our revenues from network services provided to banks and third parties increased to $684,452 in fiscal 2000 from $458,722 in fiscal 1999.

      Revenues from Universal Funding. We have a relationship with our affiliate, Universal Funding Corporation, under which Universal Funding provides vault cash for certain ATMs owned by us. At the request of Universal Funding, we lease all of these ATMs to Universal Funding so that it may protect its vault cash in the ATMs. At January 31, 2000 and 1999, Universal Funding had vault cash located in approximately 249 and 242 ATMs, respectively, owned by us.

      We derive management fees from Universal Funding pursuant to a Management Agreement between Universal Funding and us. Under the Management Agreement, Universal Funding receives all interchange fees for transactions processed on ATMs owned by us for which Universal Funding provides vault cash. In exchange for "driving" the ATMs leased to Universal Funding and providing accounting, maintenance and communication services, we receive a management fee equal to Universal Funding's "net income." Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal Funding.

      The revenues received by us from Universal Funding under the Management Agreement were $32,972 in fiscal 2000, equal to Universal Funding's "net income" under the Management Agreement for the same period. Universal Funding's "net income" of $32,972 consisted of $1,140,542 in revenues from interchange fees earned by Universal Funding, less Universal Funding's expenses in the amount of $1,082,676 and Universal Funding's return on equity payment to shareholders of Universal Funding in the amount of $24,894. Pursuant to the Management Agreement, Universal Funding's expenses for purposes of computing its "net income" did not include Universal Funding's depreciation, amortization and bad debt expenses, which were $1,173 for the respective period. The revenues received by us from Universal Funding under the Management Agreement were $541,380 in fiscal 1999, equal to Universal Funding's "net income" under the Management Agreement for the same period. Universal Funding's "net income" of $541,380 consisted of $1,254,735 in revenues from interchange fees earned by Universal Funding, less Universal Funding's expenses in the amount of $688,461 and Universal Funding's return on equity payment to shareholders of Universal Funding in the amount of $24,894. Pursuant to the Management Agreement, Universal Funding's expenses for purposes of computing its "net income" did not include Universal Funding's depreciation, amortization and bad debt expenses, which were $2,345 for the respective period.

      The revenues earned by Universal Funding from interchange fees declined in fiscal 2000 from fiscal 1999, as a result of fewer interchange transactions on ATMs for which Universal Funding provided vault cash. The number of transactions decreased despite the fact that Universal Funding provided vault cash for a greater number of ATMs in fiscal 2000. The number of transactions decreased principally because a greater number of our ATMs charged surcharge fees in fiscal 2000. The imposition of surcharge fees on cash withdrawals from an ATM generally causes a decrease in use of the ATM for transactions for which interchange fees are charged. The increase in Universal Funding's expenses from fiscal 1999 to fiscal 2000 was caused principally by higher outstanding balances on borrowings by Universal Funding and higher armored security charges. Universal Funding placed substantially higher amounts of vault cash in ATMs in fiscal 2000 because of concerns that Year 2000 issues would substantially increase demand for cash from ATMs and because the amounts placed in the ATMs in prior years were low due to limited financial resources.

      Cost of Revenues. Our total cost of revenues increased to $4,994,709 in fiscal 2000 from $3,422,417 in fiscal 1999. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is partially due to an increase in interchange and surcharge rebates paid to banks and third party owners of ATMs included in our ATM network and to ATM site owners. These rebates increased to $2,197,500 in fiscal 2000 from $1,774,687 in fiscal 1999. In recent years, as a result of increased competition, rebates paid to banks and third party owners of ATMs included in our ATM network and to ATM site owners have increased at a higher rate than revenues have increased. The increase in cost of revenues is also attributable to costs incurred in connection with the placement of ATMs in Kmart stores in fiscal 2000. On October 31, 1999, we entered into a placement arrangement with

Kmart Corporation, under which we agreed to place ATMs in 147 Kmart stores in Michigan, Minnesota, Illinois and Wisconsin. See "-Trends" and Item 1 "DESCRIPTION OF BUSINESS - Recent Developments in Our Business." The increase in cost of revenues is also attributable to increased depreciation associated with the larger number of ATMs owned by us and increased telecommunications expenses and vault cash fees associated with the larger number of ATMs in our network.

      Gross Margin. Gross profit as a percentage of revenues was 22.1% in fiscal 2000 and 31.8% in fiscal 1999. The decrease in fiscal 2000 was caused by a number of factors, including lower revenues from Funding, increased interchange and surcharge rebates (due to increased competition), increased depreciation expense resulting from the purchase of new ATMs, costs incurred in connection with the placement of ATMs in Kmart stores and increased personnel expense and telecommunications charges and vault cash fees resulting from growth in the ATM network.

      Operating Expenses. Our total operating expenses increased to $1,500,798 in fiscal 2000 from $1,215,100 in fiscal 1999. The principal components of operating expenses are professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased professional fees incurred in connection with our efforts to resume filing periodic reports with the Securities and Exchange Commission.

      Other Income (Expense). Through our subsidiary, EFT, we extend short-term loans to Universal Funding, which uses the proceeds as vault cash in the ATMs owned by us. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Universal Funding to us on the outstanding balance of these loans. Interest income increased to $73,195 in fiscal 2000 from $34,481 in fiscal 1999 as a result of higher average outstanding balances.

      Interest Expense. Interest expense increased to $106,152 in fiscal 2000 from $101,122 in fiscal 1999. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Net Income or Loss before Taxes. We had a net loss before taxes of $120,723 during the fiscal year ended January 31, 2000 compared to net income before taxes of $312,670 during the fiscal year ended January 31, 1999 as a result of the factors discussed above.

      Income Taxes. We paid no income taxes in fiscal 2000 as a result of the net loss. We paid no income taxes in fiscal 1999, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, we recorded a deferred tax credit of $60,000 at January 31, 1999, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2015. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credits considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of January 31, 2000, we had approximately $112,000 of tax credits available to offset future federal income taxes. These credits expire between

2001 and 2002. We also have unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2020.

Liquidity and Capital Resources

      At January 31, 2000, we had a working capital deficit of $537,192, compared to a working capital deficit of $145,914 at January 31, 1999. The ratio of current assets to current liabilities fell to .63 at January 31, 2000 from
 .83 at January 31, 1999. The increase in the working capital deficit and decrease in the ratio of current assets to current liabilities was due mainly to the net loss we incurred and to additional capital lease obligations and accounts payable relating to the expansion of our ATM network.

      We have funded our operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $850,355 and $682,095 in fiscal 2000 and fiscal 1999, respectively. Net cash provided by operating activities in fiscal 2000 consisted primarily of depreciation of $568,494 and an increase in accounts payable and accrued expenses of $450,835, partially offset by the net loss of $120,723 and an increase in accounts receivable of $41,661. The cash provided by operating activities in fiscal 2000 and fiscal 1999 allowed us to purchase plant and equipment (principally ATMs) totaling $410,404 and $368,816 in fiscal 2000 and fiscal 1999, respectively. In addition, we utilized cash provided by operating activities in fiscal 2000 to loan $650,300 to our affiliate, Universal Funding Corporation, to provide vault cash for our ATMs. We also utilized cash provided by operating activities in fiscal 2000 to make principal payments on long-term debt and capital lease obligations due in fiscal 2000. We had cash and cash equivalents of $118,991 at January 31, 2000, compared to cash and cash equivalents of $601,922 at January 31, 1999.

      Non-cash items for fiscal 2000 and fiscal 1999 include purchases of ATMs acquired under capital leases of approximately $750,210 and $517,739, respectively, during the applicable fiscal year. We anticipate that our capital expenditures for fiscal 2001 will total approximately $1,000,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 190 of our ATMs under capital lease agreements that expire between 2000 and 2004 and provide for lease payments at interest rates up to 10.5% per annum. See Note 4 to the Consolidated Financial Statements.

      Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Universal Funding currently provides vault cash for a majority of these ATMs. At January 31, 2000, Universal Funding had vault cash of approximately $3,600,000 located in approximately 249 ATMs owned by us. Universal Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have a term of 30 days and typically are rolled over at maturity. Through our subsidiary EFT, we loan funds to Universal Funding for vault cash to the extent that Universal Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Universal Funding. The outstanding balance of the loans from EFT to Universal Funding at January 31, 2000 was $650,300. See Item 1 "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." In June 1999, we entered into a vault cash arrangement with Tehama Bank under which we could obtain up to $3,000,000 in vault cash. As of January 31, 2000, we were renting approximately $2,000,000 under the Tehama Bank arrangement.

The Tehama Bank arrangement has a one-year term, may be terminated by Tehama Bank at any time upon 60 days notice and may be terminated by Tehama Bank upon breach by us and upon the occurrence of certain other events. In October 1999, we entered into an arrangement with Charter Bank allowing us to obtain up to $5,000,000 in vault cash, of which $3,600,000 was outstanding as of January 31, 2000. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by us and upon the occurrence of certain other events. In November 1999, we entered into a vault cash arrangement with Humboldt Bank under which we could obtain up to $1,000,000 in vault cash. We had not obtained funds under the arrangement with Humboldt Bank as of January 31, 2000. The Humboldt Bank arrangement has a term of one year and may be terminated by Humboldt Bank upon breach by us and upon the occurrence of certain other events. Under each arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet our current working capital needs and existing capital expenditure obligations. We expect that our capital expenditures will increase in the future to the extent that we are able to pursue our strategy of expanding our network and increasing the number of installed ATMs. Expansion requires funds for purchase or lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, proceeds from the rights offering, if any, capital leases and additional borrowings, to the extent financing is available. There can be no assurance that we will be able to obtain financing under a credit facility on terms that are acceptable to us or at all. If any of our existing financing arrangements are terminated or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding could have a material adverse effect on our business, results of operations and financial condition.

Impact of Inflation and Changing Prices

      While subject to inflation, we were not impacted by inflation during the past two fiscal years in any material respect.

Trends

      The following is a description of certain trends, events and uncertainties that may affect our future financial results. Due to the potential for change in factors associated with our business, it is impossible to predict or quantify future changes in our business, results of operations and financial condition. See "-Cautionary Statement Concerning Forward-Looking Statements."

      Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry.

      We have been required to pay higher interchange and surcharge rebates to certain ATM site owners and owners of ATMs in our network, as a result of increased competition in the industry. Management believes that rebates may continue to increase during fiscal 2001 due to competitive pressures. A continuation of this trend could have a material impact on our results of operations.

      The amount of surcharge fee most commonly charged in the industry for withdrawal transactions has recently increased from $1.00 per transaction to $1.50 per transaction in certain markets. We have initiated the higher surcharge fees in certain, but not all, of our markets.

      The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment, and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs, and may adversely affect our revenues from surcharge fees. A continued increased in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

      On October 31, 1999, we entered into a placement arrangement with Kmart Corporation, under which we agreed to place ATMs in 147 Kmart stores in Michigan, Minnesota, Illinois and Wisconsin. On February 1, 2000, we gave notice to Kmart Corporation that we were terminating the placement of 89 ATMs effective March 2, 2000, because these ATMs did not meet specified usage levels. 63 of these ATMs were owned by Advanced Financial Systems, L.L.C. Advanced Financial Systems has not paid us any amounts owed for ATM management services provided to Advanced Financial prior to the termination of the placement of the ATMs. We increased our allowance for doubtful accounts by $45,000 in fiscal 2000 in connection with the default by Advanced Financial Systems. See Item 1, "DESCRIPTION OF BUSINESS - Recent Developments in our Business."

Future Changes in Accounting Principles

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for the Company's fiscal year ending January 31, 2001. Because the Company generally does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.

Cautionary Statement Concerning Forward-Looking Statements

      Certain statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act. These statements are subject to risks and uncertainties, as described below.

      Examples of forward-looking statements include, but are not limited to:
(i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of our management or Board of Directors, including plans or objectives relating to our products or services, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

      Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Our future results of operations, financial condition and business operations may differ materially from those expressed in these forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statement.

      There are a number of factors that could cause actual results to differ materially from those discussed in the forward-looking statements, including those factors described below. Other factors not identified herein could also have such an effect. Among the factors that could cause actual results to differ materially from those discussed in the forward-looking statements are the following:

     o Changes in laws or card association rules affecting our ability to impose surcharge fees, and continued customer willingness to pay surcharge fees;

     o Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

     o   Our ability to expand our ATM base and transaction processing business;

     o The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our expansion plans;

     o Our ability to maintain our existing relationships with two operators of combination convenience stores and gas stations at which we maintain 45 and 44 ATMs, respectively, as of January 31, 2000;

     o Our ability to keep our ATMs at other existing locations at reasonable rental rates and to place additional ATMs in preferred locations at reasonable rental rates;

     o The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources;

     o Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

     o The extent of vault cash losses from certain ATMs funded by Universal Funding Corporation, for which we do not maintain insurance;

     o Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to successfully market these products;

     o Our ability to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

     o   Our ability to retain senior management and other key personnel;

     o   Changes in general economic conditions.

      Any forward-looking statement contained herein is made as of the date of this document. We do not undertake to publicly update or correct any of these forward-looking statements in the future.



Item 7.     FINANCIAL STATEMENTS



                          UNIVERSAL MONEY CENTERS, INC.

                            JANUARY 31, 2000 AND 1999


                                    CONTENTS

                                                                           Page
                                                                           ----

INDEPENDENT ACCOUNTANTS' REPORT......................................       20

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets....................................................       21
   Statements of Operations..........................................       23
   Statements of Changes in Stockholders' Equity ....................       24
   Statements of Cash Flows..........................................       25
   Notes to Financial Statements.....................................       26

                         Independent Accountants' Report
                         -------------------------------


Board of Directors
Universal Money Centers, Inc.
Mission, Kansas


     We have audited the accompanying consolidated balance sheets of UNIVERSAL MONEY CENTERS, INC. as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL MONEY CENTERS, INC. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   /s/ Baird, Kurtz & Dobson
                                   --------------------------------



Kansas City, Missouri
April 10, 2000

                        UNIVERSAL MONEY CENTERS, INC.

                         CONSOLIDATED BALANCE SHEETS

                          JANUARY 31, 2000 AND 1999


                                    ASSETS



                                                       2000           1999
                                                    ----------     ----------
CURRENT ASSETS
   Cash                                             $  118,991     $  601,922
   Accounts receivable - trade, less allowance
      for doubtful accounts:  2000 - $66,370;          105,517         39,012
      1999 - $21,370
   Accounts receivable - affiliate                       7,228         35,064
   Note receivable - affiliate                         650,300             --
   Prepaid expenses and other                           22,058         13,194
   Interest receivable - affiliate                       6,628          3,636
                                                    ----------     ----------
            Total Current Assets                       910,722        692,828
                                                    ----------     ----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                         4,139,601      3,453,071
   Leasehold improvements                              117,803        117,803
   Vehicles                                             21,156          9,722
                                                    ----------     ----------
                                                     4,278,560      3,580,596
   Less accumulated depreciation                     1,977,738      1,873,919
                                                    ----------     ----------
                                                     2,300,822      1,706,677
                                                    ----------     ----------

OTHER ASSETS
   Deferred income taxes                               375,000        375,000
   Other                                                26,232         30,531
                                                    ----------     ----------
                                                       401,232        405,531
                                                    ----------     ----------

                                                    $3,612,776     $2,805,036
                                                    ==========     ==========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.





                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                         2000        1999
                                                     ----------   ----------

CURRENT LIABILITIES
   Current maturities of long-term debt and
      capital lease obligations                     $   472,943   $   314,606
   Accounts payable                                     732,546       313,319
   Accounts payable--affiliate                           25,559
   Accrued expenses                                     216,866       210,817
                                                    -----------   -----------
            Total Current Liabilities                 1,447,914       838,742
                                                    -----------   -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS          1,033,378       714,087
                                                    -----------   -----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated
      value; 40,000,000 shares authorized;              398,514       398,514
      39,851,380 issued
   Additional paid-in capital                        18,593,430    18,593,430
   Retained earnings (deficit)                      (16,198,152)  (16,077,429)
                                                    -----------   -----------
                                                      2,793,792     2,914,515
   Less treasury stock, at cost; common;
      558,311 shares                                 (1,662,308)   (1,662,308)
                                                    -----------   -----------
                                                      1,131,484     1,252,207
                                                    -----------   -----------





                                                    $ 3,612,776   $ 2,805,036
                                                    ===========   ===========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED JANUARY 31, 2000 AND 1999

                                                        2000        1999
                                                     ----------   ----------

NET REVENUES                                         $6,409,716   $5,016,828

COST OF REVENUES                                      4,994,709    3,422,417
                                                     ----------   ----------

GROSS PROFIT                                          1,415,007    1,594,411

OPERATING EXPENSES                                    1,500,798    1,215,100
                                                     ----------   ----------


INCOME FROM OPERATIONS                                  (85,791)     379,311
                                                     ----------   ----------


OTHER INCOME (EXPENSE)
   Interest income                                       73,195       34,481
   Interest expense                                    (106,152)    (101,122)
   Loss on disposal of fixed assets                      (1,975)          --
                                                     ----------   ----------
                                                        (34,932)     (66,641)

INCOME (LOSS) BEFORE INCOME TAXES                      (120,723)     312,670

INCOME TAX CREDIT                                            --      (60,000)
                                                     ----------   ----------

NET INCOME (LOSS)                                    $ (120,723)  $  372,670
                                                     ==========   ==========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE              $(.003)      $ .009
                                                         =======      ======

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2000 AND 1999





                                                      Additional       Retained
                                          Common       Paid-In         Earnings        Treasury
                                           Stock       Capital         (Deficit)         Stock           Total
                                          --------     -----------    ------------     -----------    ----------

  BALANCE , JANUARY 31, 1998              $398,514     $18,593,430    $(16,450,099)    $(1,662,308)   $  879,537

      Net income                                                           372,670                       372,670
                                          --------     -----------    ------------     -----------    ----------

  BALANCE , JANUARY 31, 1999               398,514      18,593,430     (16,077,429)     (1,662,308)    1,252,207

      Net loss                                                            (120,723)                     (120,723)
                                          --------     -----------    ------------     -----------    ----------


  BALANCE , JANUARY 31, 2000              $398,514     $18,593,430    $(16,198,152)    $(1,662,308)   $1,131,484
                                          ========     ===========    ============     ===========    ==========



See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JANUARY 31, 2000 AND 1999


                                                         2000        1999
                                                     -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $  (120,723)  $ 372,670
   Items not requiring (providing) cash:
     Depreciation and amortization                       568,494     410,047
     Loss on disposal of property and equipment            1,975
     Deferred income taxes                                    --     (60,000)
   Changes in:
     Accounts receivable                                 (41,661)     13,943
     Prepaid expenses and other                           (8,565)    (23,199)
     Accounts payable and accrued expenses               450,835     (31,366)
                                                     -----------   ---------
          Net cash provided by operating activities      850,355     682,095

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in note receivable - affiliate              (650,300)
   Purchase of property and equipment                   (410,404)   (368,816)
                                                     -----------   ---------
          Net cash used in investing activities       (1,060,704)   (368,816)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt and
     capital lease obligations                          (365,226)   (250,445)
   Proceeds from issuance of long-term debt               92,644     164,413
                                                     -----------   ---------
          Net cash used in financing activities         (272,582)    (86,032)
                                                     -----------   ---------

INCREASE (DECREASE) IN CASH                             (482,931)    227,247

CASH, BEGINNING OF YEAR                                  601,922     374,675
                                                     -----------   ---------

CASH, END OF YEAR                                    $   118,991   $ 601,922
                                                     ===========   =========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations
--------------------

     The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of January 31, 2000 and 1999, the Company had approximately 575 and 396 ATMs in the network, respectively.

Operating Segments
------------------

     The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated from surcharges, interchange fees and transaction processing in ATMs located in 16 states with a concentration in Missouri, Kansas and Texas. The Company's major revenue source, which exceeds 10% of revenues, is discussed in
Note 8.

Use of Estimates
----------------

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

Property and Equipment
----------------------

     Property and equipment are depreciated over the estimated useful life of each asset, primarily five to seven years. Annual depreciation is computed using the straight-line method.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of Universal Money Centers, Inc., and its wholly-owned subsidiary, Electronic Funds Transfer, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Taxes
------------

     Deferred income tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                                      -26

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
---------

     All inventories are stated at the lower of cost or market. As of January 31, 1999, inventory consisted primarily of repair parts for ATMs, with the cost of such parts being determined using the FIFO (first-in, first-out) method.

Future Changes in Accounting Principles
---------------------------------------

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement, as amended by SFAS No. 137, requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings or comprehensive income in the same period. The statement is effective for the Company's fiscal year ending January 31, 2001. Because the Company generally does not hold derivative instruments, the adoption of this statement is not expected to have a material impact on the financial statements.


NOTE 2:  RELATED PARTY TRANSACTIONS

     The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the CEO and a stockholder of Universal Funding Corporation (UFC). In addition, the other two stockholders of UFC are also stockholders of the Company.

     The Company receives management fees from UFC to provide administrative services, computer switching, maintenance, ATMs and software for the ATMs. The agreement with UFC for management fees provides that the fee will equal the net income of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). Such fees totaled $32,972 and $541,380 for the years ended January 31, 2000 and 1999, respectively. Under the agreement, these fees are paid on a monthly basis subsequent to UFC meeting all other monthly cash flow obligations. As of January 31, 2000 and 1999, the Company had a receivable of $7,228 and $35,064, respectively, for these fees.

     The Company assumes the risks of theft or other shortages of cash from the ATMs funded by UFC. As of January 31, 2000 and 1999, UFC had vault cash obligations of approximately $3,600,000 (located in 249 ATMs) and $2,200,000 (located in 242 ATMs), respectively. During the years ended January 31, 2000 and 1999, the Company incurred losses of $19,470 and $10,075 from vault cash shortages. Included in accounts payable--affiliate on the accompanying consolidated balance sheet at January 31, 2000 is a payable of $19,660 to UFC for such shortages.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 2:  RELATED PARTY TRANSACTIONS (Continued)

     The Company and certain members of the Company's management extends loans on an unsecured basis to UFC. UFC uses the proceeds from these loans to provide vault cash to the ATMs. The interest UFC pays on these loans directly reduces UFC's income subject to the management fee. As of January 31, 2000 and 1999, the balance of these loans was approximately $3,353,000 (with $650,300 being due to the Company) and $1,800,000, respectively, with interest rates ranging from 12% to 18%, respectively. During the years ended January 31, 2000 and 1999, the Company earned interest income of $72,325 and $34,338, respectively, from these loans.

     The Company has the option to purchase UFC from its current stockholders for approximately $165,000.

     Since the end of fiscal year 1987, the Company has issued 17,201,897 shares which have not been registered with the Securities and Exchange Commission. All of these shares are restricted as to resale. Of the shares issued, 12,112,644 were issued to related parties.

     The Company has a liability for back wages due to the chairman and CEO of the Company of approximately $140,000 plus $36,000 in accrued interest (at 5%). This represents an informal, negotiated deferral in compensation in an attempt to improve the Company's cash flow during prior years.


NOTE 3:  OPERATING LEASES

     The Company leases office space under noncancellable operating leases which expire through August 2004. Rent expense for office space for the years ended January 31, 2000 and 1999 was $79,691 and $76,320, respectively.

     The Company leases computer equipment under noncancellable operating leases which expire through February 2001. The Company also leases locations to place ATMs under noncancellable operating leases which expire through March 2003. Total rent expense related to the lease of computer equipment and locations to place ATMs for the years ended January 31, 2000 and 1999 was $111,023 and $97,014, respectively.

     The Company has several agreements with banks and (at January 31, 1999) a financial services company to provide vault cash, on a rental basis, for ATM's owned by the Company. Under the agreements, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, plus additional fees as defined in the agreements. The life of the agreements range from one year to three years but may be terminated by the banks upon the occurrence of certain events. As of January 31, 2000 and 1999, the Company was renting vault cash from these providers in the approximate amount of $5,600,000 and $600,000, respectively. The fees for the usage of such cash are included in the accompanying financial statements in cost of revenues and totaled $196,978 and $73,504 for the years ended January 31, 2000 and 1999, respectively.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 4:  LONG-TERM DEBT

   Future minimum lease payments at January 31, 2000 are as follows:

          2001                                              $196,704
          2002                                               136,424
          2003                                               140,043
          2004                                               120,260
          Thereafter                                          68,825
                                                            --------

          Future minimum lease payments                     $662,256
                                                            ========

                                                  2000         1999
                                               ----------   ----------

          Installment notes payable (A)        $  223,311   $  306,369
          Capital lease obligations  (B)        1,139,905      641,357
          Installment notes payable (C)            49,515       74,489
          Installment notes payable (D)            81,200           --
          Other                                    12,390        6,478
                                               ----------   ----------
                                                1,506,321    1,028,693
          Less current maturities                 472,943      314,606
                                               ----------   ----------

                                               $1,033,378   $  714,087
                                               ==========   ==========

          (A) Various installment notes payable; due on demand; if no demand made, due at various dates through May 2003; with interest at 10.25% to 10.5%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO. Subsequent to the year ended January 31, 2000, the demand feature was waived through January 31, 2001.

          (B) Capital leases covering ATMs and office equipment with monthly payments through January 2005 with $9,511 being personally guaranteed by the Company's Chairman and CEO.

          (C) Various installment notes payable; due on demand; if no demand made, due at various dates through February 2003, with interest at 9.25% to 10%; collateralized by equipment. Subsequent to the year ended January 31, 2000, the demand feature was waived through January 31, 2001.

          (D) Installment note payable; due in two lump sum payments in March 2000 and in September 2000.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 4:  LONG-TERM DEBT (Continued)

     Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 2000 are as follows:


                                        Long-Term Debt  Capital Lease
                                         (Excluding      Obligations
                                           Leases)

          2001                           $  203,078       $  354,894
          2002                              103,432          310,560
          2003                               47,095          310,560
          2004                               12,811          270,059
          2005                                               113,299
                                         ----------       ----------

                                         $  366,416        1,359,372
          Less amount representing                           219,467
          interest
          Present value of future
          minimum lease payments                           1,139,905
          Less current maturities                            269,865

                                                          $  870,040
                                                          ==========

     Property and equipment include the following property under capital leases:


                                             2000             1999
                                         ----------       ----------

        Equipment cost                   $1,830,214       $  922,611
        Less accumulated depreciation       612,615          332,966
                                         ----------       ----------

                                         $1,217,599       $  589,645
                                         ==========       ==========

     As of January 31, 2000 and 1999, the carrying amount of long-term debt approximates its fair value.


     On February 8, 2000, the Company entered into a note agreement with a bank for $178,000. Such amount is due in monthly payments of $4,534 through February 2004, with interest at 10%, and is collateralized by equipment.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 5:  EARNINGS PER SHARE

     The details of the basic and diluted earnings per share calculations for the year ended January 31, 2000 and 1999 are as follows:


                                                                         2000
                                                     -----------------------------------------------
                                                                   Weighted Average
                                                       Net              Shares            Per Share
                                                      Income          Outstanding          Amount
                                                     ----------    ----------------      ----------
  Net income (loss)                                  $ (120,723)
                                                     ----------

  Basic and diluted earnings(loss) per share:
       Income (loss) available to common
          stockholders                               $ (120,723)        39,293,069       $    (.003)
                                                     ==========         ==========       ==========


                                                                          1999
                                                     -----------------------------------------------
                                                                    Weighted Average
                                                        Net              Shares           Per Share
                                                      Income          Outstanding           Amount
                                                     ----------    ----------------      ----------

  Net income                                         $  372,670
                                                     ----------

  Basic and diluted earnings per share:
       Income available to common
          stockholders                               $  372,670         39,293,069         $ .009
                                                     ==========         ==========         ======



NOTE 6:  INCOME TAXES

     The credit for income taxes includes these components:


                                                                2000            1999
                                                              --------       ---------
    Deferred income taxes                                     $(16,000)      $ 185,000
    Change in deferred tax asset valuation allowance            16,000        (245,000)
                                                              --------       ---------
                                                              $      0       $ (60,000)
                                                              ========       =========

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 6:  INCOME TAXES (Continued)

      A reconciliation of income tax (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:


                                                         2000            1999
                                                       --------        --------

          Computed at the statutory rate               $(41,046)       $107,000

          Increase (decrease) resulting from:
             Change in deferred tax asset                16,000        (245,000)
             valuation allowance
             Other                                      (25,046)        (78,000)
                                                       --------        --------

          Actual tax credit                            $      0        $(60,000)
                                                       ========        ========

   The tax effects of temporary differences related to deferred taxes were:

                                                        2000            1999
                                                     ---------       ---------
          Deferred tax assets:
             Allowance for doubtful accounts          $ 25,000        $  7,000
             Net operating loss carryforwards          739,000         640,000
             General tax credits                       112,000         142,000
             Other                                      14,000          14,000
                                                     ---------       ---------
                                                       890,000         803,000
                                                     ---------       ---------

          Deferred tax liabilities:
             Property and equipment                   (139,000)        (68,000)

          Net deferred tax asset before valuation
          allowance                                    751,000         735,000
                                                     ---------       ---------

          Valuation allowance:
             Beginning balance                        (360,000)       (605,000)
             Decrease (increase)                       (16,000)        245,000
                                                     ---------       ---------
             Ending balance                           (376,000)       (360,000)
                                                     ---------       ---------

          Net deferred tax asset                     $ 375,000       $ 375,000
                                                     =========       =========

     As of January 31, 2000, the Company had approximately $112,000 of tax credits available to offset future federal income taxes. These credits expire between 2001 and 2002. The Company also has unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2020.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999



NOTE 7:  PROFIT SHARING PLAN

     During the fiscal year ended January 31, 1999, the Company established a SIMPLE IRA profit-sharing plan covering employees with two years or more of service. Contributions are limited to 3% of total compensation paid participants during the plan year. Contributions to the Plan were $20,800 and $16,900 for 2000 and 1999, respectively.

NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Significant Agreements
----------------------

     Approximately 1% and 11% for 2000 and 1999, respectively, of the Company's revenues come from services provided for Universal Funding Corporation (UFC), a related party (see Note 2). Additionally, the Company earned approximately 40% and 70% of its surcharging fees from ATMs containing UFC's vault cash during the years ended January 31, 2000 and 1999, respectively. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of Universal Money Center's management and the Company. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

Significant Customers
---------------------

     The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 44 and 45 ATMs, respectively, as of January 31, 2000 and 1999, respectively, have been installed at their locations. The aggregate revenues from these companies accounted for approximately 32% and 22% of the Company's revenues for 2000 and 1999, respectively.

Fees
----

     Currently, the Company is permitted to charge a "surcharge" to users of the Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended January 31, 2000 and 1999, the Company recognized revenue of $4,228,151 and $3,035,059, respectively, from surcharges.

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999

NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

Deferred Income Taxes
---------------------

     The Company has recorded a deferred tax asset of $375,000 at January 31, 2000, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2020. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax assets considered realizable could be increased or decreased in the near term if estimates of future taxable income during the carryforward period change.

Litigation
----------

     In May 1999, a former officer and employee threatened litigation against the Company for unpaid severance compensation and issuance of common stock for past services rendered. The Company has responded to the former officer/employee that it finds no merit for deferred compensation. If this issue is litigated, now or in the future, management and legal counsel believe that the Company has reasonable defenses. The amount of ultimate loss, if any, could differ materially from these estimates.

Securities and Exchange Commission Filings
------------------------------------------

     The Company resumed its periodic reporting to the SEC and stockholders upon the filing of the Form 10-KSB for the fiscal year ended January 31, 1998 and has remained current on required filings since that date.

     Prior to such filings, the Company had not filed certain of the information required by the Securities Exchange Act of 1934 including, but not limited to, Forms 10-K, 10-Q and 8-K and other reports to stockholders. The effect on the Company's financial statements, if any, arising from these non filings has not been determined.

NOTE 9:  ADDITIONAL CASH FLOW INFORMATION


                                                            2000       1999
Noncash Investing and Financing Activities                --------   --------
------------------------------------------

   Capital lease obligations incurred for equipment       $750,210   $515,750


Additional Cash Payment Information
-----------------------------------

   Interest paid                                            99,204     71,822

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

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 10.    EXECUTIVE COMPENSATION

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2000 annual meeting of shareholders, is incorporated into Items 9, 10, 11 and 12 above by reference.


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

            (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 2000.

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

                                    Dated:  April 27, 2000

            In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date


/s/ David S. Bonsal        Chairman of the Board, Chief        April 27, 2000
------------------------   Executive Officer and Director
David S. Bonsal            (Principal Executive Officer)


/s/ John L. Settles        President                           April 27, 2000
------------------------   (Principal Financial and
John L. Settles            Accounting Officer)


*/s/ Jeffrey M. Sperry     Director                            April 27, 2000
------------------------
Jeffrey M. Sperry


*/s/ Arthur M. Moglowsky   Director                            April 27, 2000
------------------------
Arthur M. Moglowsky


     /s/ David S. Bonsal
*By: ----------------------
     David S. Bonsal
     Attorney-in-fact

                              INDEX TO EXHIBITS

Exhibit
Number                              Description

3.1*              Articles of Incorporation of the Company, as amended

3.2*              Amended and Restated By-laws of the Company

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

10.10 Assignment and Delegation dated September 25, 1998 among the Company, as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (Incorporated by reference from Exhibit 10.10 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998).

10.11 Master Lease Agreement dated November 20, 1998 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.11 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                  1999).

10.12 Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                  1999).

10.13 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.14 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (Incorporated by reference from Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.15 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K dated October 31,
                  1999).

21*               Subsidiaries of the Registrant

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