Form 10QSB
period 2000-04-30
UNIVERSAL MONEY CENTERS INC
filed 2000-06-19
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 30, 2000

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________________ to _________________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Number of shares outstanding of each of the issuer's classes of common equity as of June 8, 2000: 39,293,069 shares of Common Stock, $.01 par value per share.

      Transitional Small Business Disclosure Format:   Yes      No   X
                                                           ----    -----

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

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS




                                                 April         January 31,
                                                30, 2000          2000
                                                --------       -----------
                                               (Unaudited)
CURRENT ASSETS
   Cash                                           $48,730       $118,991
   Accounts receivable - trade, less allowance
for
      doubtful accounts:  $98,238 and $66,370     144,536        105,517
      at April 30 and January 31, 2000,
respectively
   Accounts receivable - affiliate                 23,545          7,228
   Note receivable - affiliate                    200,000        650,300
   Prepaid expenses and other                      52,869         22,058
   Interest receivable - affiliate                  7,119          6,628
                                                  -------        -------
           Total Current Assets                   476,799        910,722
                                                  -------        -------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                    4,561,382      4,139,601
   Leasehold improvements                         117,803        117,803
   Vehicles                                        11,434         21,156
                                                ---------      ---------
                                                4,690,619      4,278,560
   Less accumulated depreciation                2,149,028      1,977,738
                                                ---------      ---------
                                                2,541,591      2,300,822

OTHER ASSETS
   Deferred income taxes                          375,000        375,000
   Other                                          116,734         26,232
                                                  -------        -------
                                                  491,734        401,232



                                               $3,510,124     $3,612,776

See Notes to Condensed Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                   April          January 31
                                                  30, 2000            2000
                                                  --------        ----------
                                                 (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt and
      capital lease obligations                     $465,874       $472,943
   Accounts payable                                  576,155        732,546
   Accounts payable--affiliate                        19,240         25,559
   Accrued expenses                                  197,284        216,866
                                                   ---------      ---------
           Total Current Liabilities               1,258,553      1,447,914
                                                   ---------      ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS       1,193,595      1,033,378

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
      stated value; 40,000,000 shares                398,514        398,514
      authorized; 39,851,380 issued
   Additional paid-in capital                     18,593,430     18,593,430
   Retained earnings (deficit)                   (16,271,660    (16,198,152)
                                                   2,720,284      2,793,792
   Less treasury stock, at cost; common;
      558,311 shares                              (1,662,308)    (1,662,308)
                                                   ----------   ------------
                                                   1,057,976      1,131,484





                                                  $3,510,124     $3,612,776







See Notes to Condensed Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                   (UNAUDITED)



                                                    2000          1999
                                                 ----------    -----------

NET REVENUES                                     $1,928,358    $1,391,120

COST OF REVENUES                                  1,526,965     1,004,405
                                                 ----------    -----------

GROSS PROFIT                                        401,393       386,715

OPERATING EXPENSES                                  446,887       357,047
                                                 ----------    ----------

INCOME (LOSS) FROM OPERATIONS                       (45,494)       29,668
                                                 ----------    ----------

OTHER INCOME (EXPENSE)
   Interest income                                   10,714        13,244
   Interest expense                                 (38,728)      (22,648)
   Other                                                0            0
                                                 ----------    ----------
                                                    (28,014)       (9,404)

INCOME (LOSS) BEFORE INCOME TAXES                   (73,508)       20,264
                                                  ---------    ----------

NET INCOME (LOSS)                                 $ (73,508)      $20,264
                                                  =========    ==========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE       $   (.002)      $  .001
                                                  =========   ===========














See Notes to Condensed Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999

                                   (UNAUDITED)


                                                    2000         1999
                                                  ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $(73,508)    $20,264
  Items not requiring (providing) cash:
    Depreciation and amortization                  191,868     123,246
  Changes in:
    Accounts receivable                            (55,827)    (46,874)
    Prepaid expenses and other                    (132,169)      8,017
    Accounts payable and accrued expenses         (182,292)    151,394
                                                 ---------    --------
         Net cash provided by (used in)           (251,928)    256,047
                                                 ---------    --------
operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in note receivable -         450,300    (212,000)
affiliate
  Purchase of property and equipment              (280,031)   (162,347)
                                                 ---------    --------
         Net cash provided by (used in)            170,269    (374,347)
                                                 ---------    --------
investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt and
    capital lease obligations                     (166,902)    (78,587)
  Proceeds from issuance of long-term debt         178,300
         Net cash provided by (used in)             11,398     (78,587)
                                                 ---------    --------
financing activities

DECREASE IN CASH                                   (70,261)   (196,887)

CASH, BEGINNING OF PERIOD                          118,991     601,922
                                                 ---------    --------

CASH, END OF PERIOD                                $48,730    $405,035
                                                 =========    ========










See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

  NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of April 30, 2000 and 1999, the Company had approximately 527 and 418 ATMs in the network, respectively.

Operating Segments

      The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated principally from two types of fees which the Company charges for processing transactions on ATMs located in 16 states with a concentration in Missouri, Kansas and Texas. Such fees include interchange and surcharge fees. The Company also generates revenues by providing ATM network management services to bank and third parties owning ATMs in the Company's network.

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

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

NOTE 2:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2000, and the consolidated results of its operations and cash flows for the periods ended April 30, 2000 and 1999. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2000 has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended January 31, 2000.


NOTE 3:  REVERSE STOCK SPLIT

      At the Company's annual meeting on June 6, 2000, the shareholders approved a 1:20 reverse stock split which will become effective in July 2000. The number shares of common stock shown in the accompanying balance sheet (and in Note 4) are stated without giving effect to the upcoming reverse stock split.


NOTE 4:  EARNINGS PER SHARE

      The details of the basic and diluted earnings per share calculations (prior to the effect of the reverse stock split discussed in Note 3) for the quarter ended April 30, 2000 and 1999 are as follows:


                                                  Quarter Ended April 30,
                                                    2000 (Unaudited)
                                          -------------------------------------
                                                      Weighted
                                             Net    Average Shares   Per Share
                                           Income    Outstanding       Amount



         Net income (loss)                $(73,508)
                                          ---------

         Basic and diluted earnings(loss)
         per share:
            Income (loss) available
            to common                     $(73,508)   39,293,069      $ (.002)
                                          =========   ==========      ========
               Stockholders

                                                  Quarter Ended April 30,
                                                    1999 (Unaudited)
                                          -------------------------------------
                                                      Weighted
                                             Net    Average Shares   Per Share
                                           Income    Outstanding       Amount

         Net income                       $20,264

         Basic and diluted earnings per
         share:
            Income available to
            common                        $20,264     39,293,069      $ .001
                                          =======     ==========      ======
               Stockholders


NOTE 5:  ADDITIONAL CASH FLOW INFORMATION

                                                  Three Months Ended April 30,
                                                       (Unaudited)
                                               -------------------------------

                                                      2000            1999
                                                   ---------       ---------
Noncash Investing and Financing Activities

   Capital lease obligations incurred
      for equipment                                $141,750


Additional Cash Payment Information

   Interest paid                                    $37,075        $20,907


NOTE 6:  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

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

Item 2.   Management's Discussion and Analysis or Plan of Operation Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At April 30, 2000, the network consisted of approximately 394 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 83 ATMs owned by banks and 50 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. See "--Comparison of Results of Operation for the Three Months Ended April 30, 2000 and April 30, 1999 - Cost of Revenue."

      In addition to operating its network, the Company also provides ATM network management services to banks and other third parties owning ATMs in the Company's ATM network

      The Company's revenues are principally derived from two types of fees, which the Company charges for processing transactions on its ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in the Company's network. In addition, in most cases the Company receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in the Company's network.

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


Comparison of Results of Operations for the Three Months Ended April 30, 2000 and April 30, 1999.

      Revenues. The Company's total revenues increased to $1,928,358 for the three months ended April 30, 2000 ("first quarter 2001") from $1,391,120 for the three months ended April 30, 1999 ("first quarter 2000"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 523 in first quarter 2001 from 400 in first quarter 2000. Surcharge fees increased to $1,281,074 or 66.4% of total revenues in first quarter 2000 from $976,624 or 70.2% of total revenues in first quarter 2000. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network from 418 in first quarter 2000 to 527 in first quarter 2001. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $469,356 in first quarter 2001 from $229,890 in first quarter 2000. Revenues received/expenses incurred from Funding under a Management Agreement between the Company and Funding decreased to $(13,254) in first quarter 2001 from $71,330 in first quarter 2000. See "--Revenues from Funding" below. The Company's revenues from network services provided to banks and third parties increased to $191,182 in first quarter 2001 from $113,276 in first quarter 2000.

      Revenues from/Payments to Funding. The Company has a relationship with its affiliate, Universal Funding Corporation ("Funding"), under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At April 30, 2000 and 1999, Funding had vault cash located in approximately 247 and 302 ATMs, respectively, owned by the Company.

      The Company derives management fees from Funding pursuant to a Management Agreement between Funding and the Company. Under the Management Agreement, Funding receives all interchange fees for transactions processed on ATMs owned by the Company for which Funding provides vault cash. In exchange for "driving" the ATMs leased to Funding and providing accounting, maintenance and communication services, the Company receives a management fee equal to Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. If Funding's "net income" is less than zero (a "net loss"), the Company reimburses Funding for such amount.

      The loss suffered by the Company from Funding under the Management Agreement was $13,254 in first quarter 2001, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $13,254 consisted of $259,418 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $266,534 and Funding's return on equity payment to shareholders of Funding in the amount of $6,138. The revenues received by the Company from Funding under the Management Agreement were $71,330 in first quarter 2000, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $71,330 consisted of $332,776 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $255,376 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070.

      The revenues earned by Funding from interchange fees declined in first quarter 2001 from first quarter 2000, as a result of the reduction in the number of ATMs for which Funding provided vault cash. The increase in Funding's expenses in first quarter 2001 from first quarter 2000 was caused principally by higher armored security charges. For additional information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,526,965 in first quarter 2001 from $1,004,405 in first quarter 2000. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization, and vault cash rental costs. The increase in cost of revenues is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners and higher vault cash rental costs from third parties. Rebates increased to $610,503 in first quarter 2001 from $498,637 in first quarter 2000. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase in cost of revenues is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company and increased telecommunications expenses and vault cash fees associated with the larger number of ATMs in its network.


      The increase in cost of revenues is also attributable to costs incurred in first quarter 2001 in connection with the management and removal of certain ATMs in Kmart stores. On October 31, 1999, the Company entered into a placement arrangement with Kmart Corporation under which it agreed to place ATMs in 147 Kmart stores in Michigan, Minnesota, Illinois and Wisconsin. The Company leased 58 of the ATMs to be placed in the Kmart stores in Illinois. It also entered into an arrangement with Advanced Financial Systems, L.L.C. of Detroit, Michigan, under which Advanced Financial agreed to place 63 ATMs owned by it in 63 Kmart stores located in Michigan and Minnesota and the Company agreed to provide ATM network management services for these ATMs. Advanced Financial has not paid a substantial portion of the management fees owed under this arrangement. The Company also entered into an arrangement with American Technology Systems, Inc. under which American Technology agreed to place ATMs owned by it in the remaining 26 Kmart stores in Wisconsin. Under the Company's arrangement with Kmart Corporation, it had the right to terminate the placement of ATMs in individual stores if the ATMs did not meet certain usage levels. In the first quarter 2001, the Company terminated placement of 89 ATMs from the Kmart stores in Michigan, Minnesota and Wisconsin as these ATMs did not meet the necessary performance guidelines under the Company's agreement with Kmart.

      Gross Margin. Gross profit as a percentage of revenues was 20.8% in first quarter 2001 and 27.8% in first quarter 2000. The decrease in first quarter 2001 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs, and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $446,887 in first quarter 2001 from $357,047 in first quarter 2000. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to additional administrative staff, salary increases, technology consulting expenses and bad debt write-off. See "--Cost of Revenues."

      Other Income (Expense). Through its subsidiary, Electronic Funds
Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. In addition, interest income also represents interest paid by vault cash providers on deposits made by the Company as required by such vault cash providers. See "--Liquidity and Capital Resources." Interest income decreased to $10,714 in first quarter 2001 from $13,244 in first quarter 2000 as a result of lower average outstanding balances on loans from EFT to Funding.

      Interest Expense. Interest expense increased to $38,728 in first quarter 2001 from $22,648 in first quarter 2000. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Net Income or Loss before Taxes. The Company had a net loss before taxes of $73,508 during the three months ended April 30, 2000 compared to net income before taxes of $20,264 during the three months ended April 30, 1999 as a result of the factors discussed above.

      Income Taxes. The Company paid no income taxes for first quarter 2001 as a result of the loss. The Company paid no income tax for first quarter 2000, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 2000 and April 30, 2000, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of April 30, 2000, the Company had approximately $112,000 of tax credits available to offset future federal income taxes. These credits expire between 2001 and 2002. The Company also has unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2020.


Liquidity and Capital Resources

      At April 30, 2000, the Company had a working capital deficit of $781,754, compared to a working capital deficit of $537,192 at January 31, 2000. The ratio of current assets to current liabilities decreased to .38 at April 30, 2000 from
 .63 at January 31, 2000.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities used net cash of $251,928 in first quarter 2001 and provided net cash of $256,047 in first quarter 2000. Net cash used in operating activities in first quarter 2001 consisted primarily of a net loss of $73,508, a decrease in accounts payable of $182,292, an increase in accounts receivable of $55,827 and an increase in prepaid expenses and other of $132,169, partially offset by an increase in depreciation and amortization of $191,868. Net cash provided by investing activities was $170,269 in first quarter 2001, compared to net cash used in investing activities of $374,347 in first quarter 2000. The net cash provided by investing activities resulted primarily from a decrease in loans to Funding to provide vault cash. Net cash provided by financing activities was $11,398 in first quarter 2001, compared to net cash used in financing activities of $78,587 in first quarter 2000. This difference occurred because the Company borrowed additional funds under loan agreements and capital leases in first quarter 2001. The Company had cash and cash equivalents of $48,730 at April 30, 2000, compared to cash and cash equivalents of $118,991 at January 31, 2000.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At April 30, 2000 and 1999, Funding had vault cash of approximately $2,600,000 and $2,900,000, respectively, located in approximately 247 and 302 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at April 30, 2000 was $200,000 and at April 30, 1999 was $212,000. See "Comparison of Results of Operations for the Three Months

Ended April 30, 2000 and April 30, 1999 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of April 30, 2000, the Company was renting approximately $2,000,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $1,000,000 was outstanding as of April 30, 2000. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. The Company had not obtained funds under the arrangement with Humboldt Bank as of April 30, 2000. The Humboldt Bank arrangement has a term of one year and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. In addition, the Company currently intends to conduct an offering of shares of common stock to shareholders in July or August 2000 in order to raise approximately $750,000 to $1,500,000. There can be no assurance that any such offering will succeed in raising such amount. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. Expansion requires funds and for purchase of lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases, any funds raised in the proposed offering to shareholders and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. If any of the Company's existing financing arrangements are terminated or if the Company seeks additional funding to expand its ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, the Company's ability to maintain and expand its ATM network may be adversely affected. The loss of one or more sources of vault cash funding could have a material adverse effect on the Company's business, results of operations and financial condition.


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

     o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 48 and 39 ATMs as of April 30, 2000;

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

     o The extent of vault cash losses from certain ATMs funded by Universal Funding Corporation for which the Company does not maintain insurance;

     o The ability of the Company to develop new products and enhance existing products to be offered through ATMs, and the ability of the Company to successfully market these products;

     o The ability of the Company to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

     o The ability of the Company to make a profit on the 71 ATMs located in Kmart stores;

     o The ability of the Company to retain senior management and other key personnel; and

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

      (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                                  (Registrant)


Date: June 19, 2000            By: /s/ David S. Bonsal
                                   --------------------------------
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer



Date: June 19, 2000            By: /s/ John L. Settles
                                   --------------------------------
                                   John L. Settles
                                   President
                                   (Principal Financial and Accounting
                                   Officer)

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

4.5* Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.6** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.7** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State
                Bank)

4.8** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

4.9 Promissory Note dated February 1, 2000 issued by the Company to First National Bank of Kansas.

10.1* Agreement dated August 15, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.2* Addendum dated August 29, 1989 among the Company, Funding, David S. Bonsal, John L. Settles and William Smithson

10.3*           Letter Agreement dated June 12, 1997 between the Company and
                Funding

10.4* Master Equipment Lease Agreement dated October 18, 1996 between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.3 Master Equipment Lease Agreement Schedule dated December 30, 1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.4 Master Equipment Lease Agreement Schedule dated October 30,1996, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.5 Master Equipment Lease Agreement Schedule dated February 28, 1997, between the Company and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.8 Master Lease Agreement dated February 28, 1998 between the Company and Diebold Credit Corporation (Incorporated by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.9 Lease Schedule dated April 20, 1998 between the Company and Diebold Credit Corporation (Incorporated by reference from
                Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.10 Assignment and Delegation dated September 25, 1998 among the Company, as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (Incorporated by reference from Exhibit 10.10 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31,
                1998).

10.11 Master Lease Agreement dated November 20, 1998 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from Exhibit 10.11 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                1999).

10.12 Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
                1999).

10.13 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from
                Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.14 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from
                Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.15 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K dated October 31, 1999).

10.16 Agreement for Assignment of ATM Space Leases dated January 14, 2000 between the Company and Nationwide Money Services, Inc.

10.17 ATM Sublease January14, 2000 among Nationwide Money Service, Inc., the Company and Dana Commercial Credit Corporation.

10.18 Lease Schedule No. 5 dated March 30, 2000 to Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation

21*             Subsidiaries of the Registrant

27              Financial Data Schedule


* Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.