Form 10QSB
period 2000-07-31
UNIVERSAL MONEY CENTERS INC
filed 2000-09-14
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 31, 2000

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to
                                     -----------------    --------------

      Commission file number 1-8460


                          UNIVERSAL MONEY CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)


              Missouri                              43-1242819
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)



                     6800 Squibb Road, Mission, Kansas 66202
                    (Address of principal executive offices)


                                 (913) 831-2055
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---    ---

      Number of shares outstanding of each of the issuer's classes of common equity as of September 12, 2000: 2,042,569 shares of Common Stock, $.01 par value per share.

      Transitional Small Business Disclosure Format:   Yes       No  X
                                                           ---      ---

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

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              January 31,
                                                           July 31, 2000           2000
                                                           -------------      ----------
                                                             (Unaudited)
CURRENT ASSETS
    Cash                                                    $  111,337        $  118,991
    Accounts receivable - trade, less allowance for
        doubtful accounts:  $98,238 and $66,370
        at July 31 and January 31, 2000, respectively          109,320           105,517
    Accounts receivable - affiliate                             41,270             7,228
    Note receivable - affiliate                                225,835           650,300
    Prepaid expenses and other                                  62,130            22,058
    Interest receivable - affiliate                                                6,628
                                                            ----------        ----------
               Total Current Assets                            549,892           910,722
                                                            ----------        ----------

PROPERTY AND EQUIPMENT, At cost
    Equipment                                                4,647,315         4,139,601
    Leasehold improvements                                     117,803           117,803
    Vehicles                                                    11,434            21,156
                                                            ----------        ----------
                                                             4,776,552         4,278,560
    Less accumulated depreciation                            2,333,252         1,977,738
                                                            ----------        ----------
                                                             2,443,300         2,300,822
                                                            ----------        ----------

OTHER ASSETS
    Deferred income taxes                                      375,000           375,000
    Other                                                      113,234            26,232
                                                            ----------        ----------
                                                               488,234           401,232
                                                            ----------        ----------


                                                            $3,481,426        $3,612,776
                                                            ==========        ==========

See Notes to Condensed Consolidated
 Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                               January 31,
                                                               July 31, 2000        2000
                                                               -------------   ------------
                                                                (Unaudited)
CURRENT LIABILITIES
    Current maturities of long-term debt and
        capital lease obligations                              $    458,874    $    472,943
    Accounts payable                                                574,182         732,546
    Accounts payable--affiliate                                                      25,559
    Accrued expenses                                                223,928         216,866
                                                               ------------    ------------
               Total Current Liabilities                          1,256,984       1,447,914
                                                               ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                      1,085,978       1,033,378
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock; no par value; $.01 stated value; 40,000,000
        shares authorized; issued July 31, 2000 - 2,042,569
        shares; January 31, 2000 - 1,992,569 shares                 418,514         398,514
    Additional paid-in capital                                   18,593,430      18,593,430
    Retained earnings (deficit)                                 (16,211,172)    (16,198,152)
                                                               ------------    ------------
                                                                  2,800,772       2,793,792
    Less treasury stock, at cost; common;
        27,916 shares                                            (1,662,308)     (1,662,308)
                                                               ------------    ------------
                                                                  1,138,464       1,131,484
                                                               ------------    ------------




                                                               $  3,481,426    $  3,612,776
                                                               ============    ============

See Notes to Condensed Consolidated
 Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                   (UNAUDITED)



                                       Three Months Ended July 31,    Six Months Ended July 31,
                                           2000             1999          2000         1999
                                       -----------    -------------   -----------  -----------

NET REVENUES                           $ 2,074,234    $   1,564,529   $ 4,002,592  $ 2,955,649

COST OF REVENUES                         1,558,529        1,108,205     3,085,494    2,112,610
                                       -----------    -------------   -----------  -----------

GROSS PROFIT                               515,705          456,324       917,098      843,039

OPERATING EXPENSES                         425,484          357,213       872,371      714,260
                                       -----------    -------------   -----------  -----------

INCOME FROM OPERATIONS                      90,221           99,111        44,727      128,779
                                       -----------    -------------   -----------  -----------

OTHER INCOME (EXPENSE)
    Interest income                          7,134           19,802        17,848       33,046
    Interest expense                       (36,867)         (25,323)      (75,595)     (47,971)
                                       -----------    -------------   -----------  -----------
                                           (29,733)          (5,521)      (57,747)     (14,925)
                                       -----------    -------------   -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES           60,488           93,590       (13,020)     113,854

PROVISION FOR INCOME TAXES                       -                -             -            -
                                        ----------    -------------   -----------  -----------

NET INCOME (LOSS)                       $   60,488    $      93,590   $   (13,020)  $  113,854
                                        ==========    =============   ===========   ==========

BASIC AND DILUTED EARNINGS (LOSS)
PER SHARE                                 $  0.031        $   0.047   $    (0.007)   $   0.057
                                          ========        =========   ===========    =========

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                1,976,066        1,964,653     1,970,422    1,964,653
                                         =========        =========    ==========    =========

See Notes to Condensed Consolidated
 Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JULY 31, 2000 AND 1999

                                   (UNAUDITED)

                                                           2000           1999
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $(13,020)     $113,854
   Items not requiring cash:
     Depreciation and amortization                        376,410       249,284
     Common stock issued as compensation                   20,000
   Changes in:
     Accounts receivable                                  (31,217)       12,628
     Prepaid expenses and other                          (137,930)      (28,118)
     Accounts payable and accrued expenses               (176,861)       89,282
                                                         --------      --------
          Net cash provided by operating activities        37,382       436,930
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in note receivable - affiliate     424,465      (650,300)
   Purchase of property and equipment                    (366,282)     (190,200)
                                                         --------      --------
          Net cash provided by (used in) investing         58,183      (840,500)
                                                         --------      --------
activities

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt               178,300        11,434
   Principal payments under long-term debt and
     capital lease obligations                           (281,519)     (167,154)
                                                         ---------     ---------
          Net cash used in financing activities          (103,219)     (155,720)
                                                         ---------     ---------

DECREASE IN CASH                                           (7,654)     (559,290)

CASH, BEGINNING OF PERIOD                                 118,991       601,922
                                                         ---------      --------

CASH, END OF PERIOD                                      $111,337      $ 42,632
                                                         =========     =========

NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital lease obligations incurred for equipment   $141,750      $      0
                                                         ========      =========

See Notes to Condensed Consolidated
 Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JULY 31, 2000 (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2000, and the consolidated results of its operations and cash flows for the six month periods ended July 31, 2000 and 1999. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2000 has been derived from the audited balance sheet of the Company as of that date.


      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2000.


NOTE 2:  REVERSE STOCK SPLIT

      At the Company's annual meeting on June 6, 2000, the shareholders approved a 1:20 reverse stock split which became effective on July 7, 2000. The number of shares of common stock shown in the accompanying balance sheet are stated to reflect the effect of the reverse stock split.



NOTE 3:  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

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


NOTE 4:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

LITIGATION

      In May 1999, a former officer and employee threatened litigation against the Company for unpaid severance compensation and issuance of common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. If this issue is further litigated, now or in the future, management and legal counsel believe that the Company has reasonable defenses. The amount of ultimate loss, if any, could differ materially from these estimates.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At July 31, 2000, the network consisted of approximately 413 ATMs owned by the Company, 85 ATMs owned by banks and 51 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. See "--Comparison of Results of Operation for the Three Months Ended July 31, 2000 and July 31, 1999 - Cost of Revenue."

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

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in the Company's network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Universal Funding Corporation ("Funding")) receives the full interchange fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fee for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debit and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2000 AND JULY 31, 1999.

      Revenues. The Company's total revenues increased to $2,074,234 for the three months ended July 31, 2000 from $1,564,529 for the three months ended July 31, 1999 and increased to $4,002,592 for the six months ended July 31, 2000 ("second quarter 2001") from $2,955,649 for the six months ended July 31, 1999 ("second quarter 2000"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 545 in second quarter 2001 from 419 in second quarter 2000. Surcharge fees increased to $1,397,679 or 67.4% of total revenues for the three months ended July 31, 2000 from $1,111,016 or 71.0% of total revenues for the three months ended July 31, 1999. Surcharge fees increased to $2,678,753 or 66.9% of total revenues for the six months ended July 31, 2000 from $2,087,640 or 70.6% of total revenues for the six months ended July 31, 1999. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 428 in second quarter 2000 to 549 in second quarter 2001. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $520,305 for the three months ended July 31, 2000 from $289,524 for the three months ended July 31, 1999, and increased to $989,661 for the six months ended July 31, 2000 from $519,414 for the six months ended July 31, 1999. Revenues received from Funding under a Management Agreement between the Company and Funding increased to $35,669 for the three months ended July 31, 2000 from $32,027 for the three months ended July 31, 1999 and decreased to $22,415 for the six months ended July 31, 2000 from $103,357 for six months ended July 31, 1999. See "--Revenues from Funding" below. The Company's revenues from network management services provided to banks and third parties decreased to $120,581 for the three months ended July 31, 2000 from $131,962 for the three months ended July 31, 1999 and increased to $311,763 for the six months ended July 31, 2000 from $245,238 for the six months ended July 31, 1999.

      Revenues from Funding. The Company has a relationship with its affiliate, Universal Funding Corporation ("Funding"), under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At July 31, 2000 and 1999, Funding had vault cash located in approximately 272 and 247 ATMs, respectively, owned by the Company. Effective as of September 6, 2000, Funding is owned one half by each of David S. Bonsal, the Chairman of the Company's Board of Directors, and John L. Settles, President of the Company.

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

      The revenues received by the Company from Funding under the Management Agreement were $35,669 and $22,415 for the three months and six months ended July 31, 2000. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $35,669 for the three months ended July 31, 2000 consisted of $274,667 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $232,723 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $22,415 for the six months ended July 31, 2000 consisted of $534,085 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $499,257 and Funding's return on equity payment to shareholders of Funding in the amount of $12,413. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods. The revenues received by the Company from Funding under the Management Agreement were $32,027 and $103,357 for the three months and six months ended July 31, 1999. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $32,027 for the three months ended July 31, 1999 consisted of $334,247 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $295,945 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $103,357 for the six months ended July 31, 1999 consisted of $667,023 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $551,321 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods.

      The revenues earned by Funding from interchange fees declined in the six months ended 2000 from the six months ended 1999, as a result of the reduction in the number of certain high-volume ATMs for which Funding provided vault cash. This decrease was partially offset by an increase in the overall number of ATMs for which Funding provided vault cash. However, many of the new ATMs for which Funding provides vault cash are generally lower volume ATMs. The decrease in Funding's expenses in the six months ended July 31, 2000 from the six months ended July 31, 1999 was caused principally by lower interest expense and lower armored security charges caused by a reduction in the amount of vault cash needed for the ATMs funded by Funding and the frequency of vault cash deliveries. For additional information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,558,529 and $3,085,494 for the three months and six months ended July 31, 2000, respectively, from $1,108,205 and $2,112,610 for the three months and six months ended July 31, 1999, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization and vault cash rental costs. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      The increase in cost of revenues is also attributable to costs incurred in six months ended July 31, 2000 in connection with the management and removal of certain ATMs in Kmart stores. On October 31, 1999, the Company entered into a placement arrangement with Kmart Corporation under which it agreed to place ATMs in 147 Kmart stores in Michigan, Minnesota, Illinois and Wisconsin. The Company leased 58 of the ATMs to be placed in the Kmart stores in Illinois. It also entered into an arrangement with Advanced Financial Systems, L.L.C. of Detroit, Michigan, under which Advanced Financial agreed to place 63 ATMs owned by it in 63 Kmart stores located in Michigan and Minnesota and the Company agreed to provide ATM network management services for these ATMs. Advanced Financial has not paid a substantial portion of the management fees owed under this arrangement. The Company also entered into an arrangement with American Technology Systems, Inc. under which American Technology agreed to place ATMs owned by it in the remaining 26 Kmart stores in Wisconsin. Under the Company's arrangement with Kmart Corporation, it had the right to terminate the placement of ATMs in individual stores if the ATMs did not meet certain usage levels. In the six months ended July 31, 2000, the Company terminated placement of 89 ATMs from the Kmart stores in Michigan, Minnesota and Wisconsin as these ATMs did not meet the necessary performance guidelines under the Company's agreement with Kmart.

      Gross Margin. Gross profit as a percentage of revenues for the three months and six months ended July 31, 2000 was 24.9% and 22.9%, respectively, and for the three months and six months ended July 31, 1999 was 28.5% and 29.2%, respectively. The decrease for the three months and six months ended July 31, 2000 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $425,484 and $872,371 for the three months and six months ended July 31, 2000, respectively, from $357,213 and $714,260 for the three months and six months ended July 31, 1999, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased professional fees incurred in connection with the Company's rights offering, additional administrative staff, salary increases, technology consulting expenses and bad debt write-off.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. In addition, interest income also represents interest paid by vault cash providers on deposits made by the Company as required by such vault cash providers. See "--Liquidity and Capital Resources." Interest income decreased to $7,134 and $17,848 for the three months and six months ended July 31, 2000, respectively, from $19,802 and $33,046 for the three months and six months ended July 31, 1999, respectively, as a result of lower average outstanding balances.

      Interest Expense. Interest expense increased to $36,867 and $75,595 for the three months and six months ended July 31, 2000, respectively, from $25,323 and $47,971 for the three months and six months ended July 31, 1999, respectively. This increase was attributable to decreased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Net Income or Loss before Taxes. The Company had net income of $60,488 or $0.031 per share for the three months ended 2000, compared to net income of $93,590 or $0.047 per share for the three months ended 1999. The Company had net loss of $13,020 or $0.007 per share for the six months ended 2000, compared to net income of $113,854 or $0.057 per share for the six months ended 1999. The net loss in the six months ended 2000 resulted principally from increased cost of revenues, operating expenses and interest expenses which incurred in the first quarter 2001. All per share calculations were made taking into account the 1:20 reverse stock split which became effective on July 7, 2000.

      Income Taxes. The Company paid no income taxes for the six months ended July 31, 2000 as a result of the loss. The Company paid no income tax for three months ended July 31, 2000, utilizing operating loss carryforwards to reduce taxable income to zero. The Company paid no income tax for three and six months ended July 31, 1999, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 2000 and July 31, 2000, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of July 31, 2000, the Company had approximately $112,000 of tax credits available to offset future federal income taxes. These credits expire between 2001 and 2002. The Company also has unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2020.


LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 2000, the Company had a working capital deficit of $707,092, compared to a working capital deficit of $537,192 at January 31, 2000. The ratio of current assets to current liabilities decreased to .44 at July 31, 2000 from
 .63 at January 31, 2000.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $37,382 for the six months ended July 31, 2000 and $436,930 for the six months ended July 31, 1999. Net cash provided by operating activities for the six months ended July 31, 2000 consisted primarily of depreciation of $376,410 and an increase in non-cash compensation of $20,000, partially offset by an increase in accounts receivable of $31,217, an increase in prepaid expenses and other assets of $137,930, a decrease in accounts payable of $176,861 and a net loss of $13,020. Net cash provided by investing activities was $58,183 for the six months ended July 31, 2000, compared to net cash used in investing activities of $840,500 for the six months ended July 31, 1999. The net cash provided by investing activities resulted primarily from a decrease in loans to Funding to provide vault cash, partially offset by an increase in purchases of plant and equipment (principally ATMs) in connection with expansion. Net cash used in financing activities was $103,219 for the six months ended July 31, 2000, compared to net cash used in financing activities of $155,720 for the six months ended July 31, 1999. The Company had cash and cash equivalents of $111,337 at July 31, 2000, compared to cash and cash equivalents of $118,991 at January 31, 2000.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At July 31, 2000 and 1999, Funding had vault cash of approximately $2.75 million and $3.5 million, respectively, located in approximately 272 and 244 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at July 31, 2000 was $225,835 and at July 31, 1999 was $650,300. See "Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2000 and July 31, 1999 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In August 2000, the Company entered into a vault cash arrangement with Wilmington Savings Fund Society, FSB under which it could obtain up to $3,000,000 in vault cash. Currently, the Company is not renting any vault cash under the Wilmington Savings arrangement. The Wilmington Savings arrangement has a one-year term and shall automatically renew unless written notice to terminate is provided by either party at least 60 days prior to the anniversary date. The Wilmington Savings arrangement may be terminated upon breach by the Company or the occurrence of certain other events. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of July 31, 2000, the Company was renting approximately $2,200,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June 2000, and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $800,000 was outstanding as of July 31, 2000. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. The Company had not obtained funds under the arrangement with Humboldt Bank as of July 31, 2000. The Humboldt Bank arrangement has a term of one year and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. In addition, the Company currently is conducting an offering of shares of common stock to shareholders in order to raise approximately $800,000. There can be no assurance that such offering will succeed in raising such amount. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. Expansion requires funds and for purchase of lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases, funds raised in the rights offering to shareholders and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. If any of the Company's existing financing arrangements are terminated or if the Company seeks additional funding to expand its ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, the Company's ability to maintain and expand its ATM network may be adversely affected. The loss of one or more sources of vault cash funding could have a material adverse effect on the Company's business, results of operations and financial condition.


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

     o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 48 and 38 ATMs as of July 31, 2000;

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

     o The ability of the Company to make a profit on the 88 ATMs located in Kmart stores;

     o The ability of the Company to retain senior management and other key personnel;

     o    Changes in general economic conditions; and

     o    The ability of the Company to raise money in its rights offering.

      Any forward-looking statement contained herein is made as of the date of this document. The Company does not undertake to publicly update or correct any of these forward-looking statements in the future.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS.

      On June 5, 2000, Dave Windhorst, who resigned as President of the Company in May 1999, brought an action against the Company and its individual directors in the United States District Court for the District of Kansas ("US District Court Action"). Mr. Windhorst alleged that the defendants promised that Mr. Windhorst would receive 100,000 post-reverse stock split shares (the equivalent of 2,000,000 pre-reverse stock split shares) of the Company's common stock as part of his wages and compensation as an employee. Mr. Windhorst sought judgment against the defendants for an amount equal to the highest value of 100,000 post-reverse stock split shares (the equivalent of 2,000,000 pre-reverse stock split shares) of the Company's common stock from June 11, 1999 up to and including the day of trial, plus prejudgment interest, penalties, costs and other awards deemed reasonable in the circumstances. The penalties sought include an amount equal to up to 100% of the compensation alleged to be unpaid pursuant to a Kansas statute, K.S.A. 44-315. On June 19, 2000, the Board of Directors of the Company approved the issuance to Mr. Windhorst of 50,000 shares of the Company's common stock (the equivalent of 1,000,000 shares prior to the reverse stock split), subject to completion of the reverse stock split and compliance with tax withholding and securities law requirements, for no additional consideration. In July 2000, the Company issued 50,000 shares of common stock to Mr. Windhorst and recorded compensation expense of $20,000 in response to this claim. In August of this year, Mr. Windhorst voluntarily dismissed this lawsuit and on August 29, 2000 re-filed in the District Court of Johnson County, Kansas. The action filed on August 29, 2000 makes the same allegations made in the US District Court Action. Mr. Windhorst's claim is based upon resolutions adopted by the Board of Directors in 1998 approving the issuance of certain shares, subject to the conditions that the issuance receive professional legal approval and that the number of authorized shares of common stock be increased. The proposed issuance did not receive professional legal approval. The number of authorized shares of common stock have not been increased, although additional shares became available for issuance as a result of the reduction in the number of outstanding shares in the 1:20 reverse stock split that became effective on July 7, 2000. The Company believes that its has meritorious defenses to the claims in Mr. Windhorst's lawsuit. The amount of the ultimate loss, if any, could differ materially from these estimates. See also
Note 4 to the Consolidated Financial Statements, (Unaudited), included with this Quarterly Report on Form 10-QSB.

ITEM  6   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits
            --------

            The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      (b)   Reports on Form 8-K
            -------------------

            The Company did not file any reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL MONEY CENTERS, INC.
                                    (Registrant)


Date: September 14, 2000            By: /s/ David S. Bonsal
                                       ---------------------------------------
                                        David S. Bonsal
                                        Chairman of the Board
                                        and Chief Executive Officer



Date: September 14, 2000            By: /s/ John L. Settles
                                       ---------------------------------------
                                        John L. Settles
                                        President
                                        (Principal Financial and Accounting
                                        Officer)

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

10.15 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K dated October 31,
                  1999).

10.16 Agreement for Assignment of ATM Space Leases dated January 14, 2000 between the Company and Nationwide Money Services, Inc. (Incorporated by reference from Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.17 ATM Sublease January14, 2000 among Nationwide Money Service, Inc., the Company and Dana Commercial Credit Corporation. (Incorporated by reference from Exhibit 10.17 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.18 Lease Schedule No. 5 dated March 30, 2000 to Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation. (Incorporated by reference from
                  Exhibit 10.18 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.19 Sublease and Assumption Agreement dated July 28, 2000 between the Company, as sublessee, and Patriot Bank Corp. Centers, Inc. and Patriot Bank, as co-lessees, and consented to by Newcourt Communications Finance Corporation, as lessor.

10.20 ATM Sublease July 31, 2000 between Nationwide Money Service, Inc. and the Company.

10.21 Consent Letter dated July 24, 2000 from James V. Marino of Newcourt Communications Finance Corporation to Lori Adamski of Patriot Bank Corp. Centers, Inc. and Patriot Bank.

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