Form 10QSB/A
period 2000-10-31
UNIVERSAL MONEY CENTERS INC
filed 2000-12-15
CIK 702167

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ---------------------

                                  FORM 10-QSB/A

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                      ----------------    --------------------

      Commission file number 1-8460


                        UNIVERSAL MONEY CENTERS, INC.
      (Exact name of small business issuer as specified in its charter)


      Missouri                                              43-1242819
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. (1) Yes X
(2) No __

Number of shares outstanding of each of the issuer's classes of common equity as of December 12, 2000: 4,057,378 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:   Yes __    No  X
                                                              ----

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




                                    Page - 2

PART I      FINANCIAL INFORMATION
Item 1 -     Financial Statements


                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      October 31,   January 31,
                                                         2000           2000
                                                      (unaudited)
                                                     -------------- ------------
CURRENT ASSETS
      Cash                                           $     115,619  $    118,991
      Accounts receivable - trade, less allowance
for doubtful
      accounts: $98,238 and $66,370 at October 31
and January 31,   2000, respectively                       138,044       105,517
      Accounts receivable - affiliate                       38,315         7,228
      Notes receivable - affiliate                         887,200       650,300
      Prepaid expenses and other                            70,678        22,058
      Interest receivable - affiliate                        9,042         6,628
                                                     -------------- ------------
            Total Current Assets                         1,258,898       910,722
                                                     -------------- ------------


PROPERTY AND EQUIPMENT, At cost
      Equipment                                          4,759,567     4,139,601
      Leasehold improvements                               117,803       117,803
      Vehicles                                              11,434        21,156
                                                     -------------- ------------
                                                         4,888,804     4,278,560
      Less accumulated depreciation                      2,513,399     1,977,738
                                                     -------------- ------------
            Total Property and Equipment                 2,375,405     2,300,822
                                                     -------------- ------------

OTHER ASSETS
      Deferred income taxes                                375,000       375,000
      Other                                                102,812        26,232
                                                     -------------- ------------
            Total Other Assets                             477,812       401,232
                                                     -------------- ------------

            Total Assets                             $   4,112,115  $  3,612,776
                                                     ============== ============




See Notes to Condensed Consolidated Financial Statements


                                    Page - 3

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 October 31,      January 31,
                                                    2000              2000
                                                 (unaudited)
                                                --------------   ---------------
CURRENT LIABILITIES
      Current maturities of long-term debt
      and capital lease obligations            $      434,292   $      472,943
      Accounts payable                                551,462          732,546
      Accounts payable - affiliate                                      25,559
      Accrued expenses                                185,563          216,866
                                                --------------   ---------------
            Total Current Liabilities               1,171,317        1,447,914
                                                --------------   ---------------

LONG-TERM DEBT AND CAPITAL LEASE
OBLIGATIONS
                                                      992,941        1,033,378
                                                --------------   ---------------

STOCKHOLDERS' EQUITY

      Common Stock; $.01 par value;
      40,000,000 shares authorized;
      issued October 31, 2000 -
      4,057,378 shares and January 31,
      2000 - 1,992,569 shares                          40,574           19,926

      Additional paid-in capital                   19,742,294       18,972,018
      Retained earnings (deficit)                 (16,172,703)     (16,198,152)
                                                --------------   ---------------
                                                    3,610,165        2,793,792
      Less treasury stock, at cost; common
      27,916 shares                                (1,662,308)      (1,662,308)
                                                --------------   ---------------
            Total Stockholders' Equity              1,947,857        1,131,484
                                                --------------   ---------------

            Total Liabilities and
            Stockholders'Equity                $    4,112,115   $    3,612,776
                                                --------------   ---------------


See Notes to Condensed Consolidated Financial Statements

                                    Page - 4

                          UNIVERSAL MONEY CENTERS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

                                   (UNAUDITED)



                                   Three Months Ended      Nine Months Ended October 31,
                                      October 31,
                                   2000          1999            2000            1999
                                   ----          ----            ----            ----

NET REVENUES                   $  2,063,847   $ 1,571,145    $ 6,066,439    $ 4,526,794

COSTS OF REVENUES                 1,605,078     1,206,883      4,690,572      3,319,493
                                  ---------     ----------    ----------     -----------
GROSS PROFIT                        458,769       364,262      1,375,867      1,207,301

OPERATING EXPENSES                  400,537       375,381      1,272,908      1,089,641
                                  ---------     ----------    ----------     -----------

--------------
INCOME FROM OPERATIONS               58,232       (11,119)       102,359        117,660
                                  ---------     ----------     ----------    -----------

OTHER INCOME (EXPENSE)
        Interest income              15,597        20,062         33,445         53,108
        Interest expense            (35,360)      (23,639)      (110,955)       (71,610)
                                  ---------     ----------     ----------    -----------
                                    (19,763)       (3,577)       (77,510)       (18,502)
                                  ---------     ----------     ----------    -----------

INCOME (LOSS) BEFORE INCOME
TAXES                                38,469       (14,696)        25,449         99,158

PROVISION FOR INCOME TAX
                                  ---------     ----------     ----------    -----------

NET INCOME (LOSS)              $     38,469    $  (14,696)     $  25,449     $   99,158
                                  =========     ==========     ==========    ===========

BASIC AND DILUTED EARNINGS     $      0.014    $   (0.007)     $   0.011     $    0.050
(LOSS) PER SHARE                  =========     ==========     ==========    ===========

WEIGHTED AVERAGE SHARES           2,803,057     1,964,653      2,249,993      1,964,653
OUTSTANDING                       =========     ==========     ==========    ===========

See Notes to Condensed Consolidated Financial Statements

                                    Page - 5

                          UNIVERSAL MONEY CENTERS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                                     2000              1999

                                                  --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                               $      25,449     $      99,158
       Items not requiring cash:
          Depreciation and amortization               587,827           379,278
          Common stock issued as compensation          20,000
       Changes in:
          Accounts receivable                         (66,028)          (35,375)
          Prepaid expenses and other                 (159,036)          (46,153)
          Accounts payable and accrued expenses      (237,946)          113,257
                                                  --------------    ------------
              Net cash provided by operating          170,266           510,165
              activities

CASH FLOWS FROM INVESTING ACTIVITIES
       Increase (Decrease) in notes receivable
       - affiliate                                   (236,900)         (650,300)
       Purchase of property and equipment            (463,363)         (293,150)
                                                  --------------    ------------
               Net cash used in investing            (700,263)         (943,450)
               activities

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt       178,300            92,634
       Principal payments under long-term debt
       and capital lease obligations                 (422,599)         (261,271)
       Proceeds from issuance of common stock         770,924
                                                  --------------    ------------
               Net cash provided by (used in)         526,625          (168,637)
           financing activities

DECREASE IN CASH                                       (3,372)         (601,922)

CASH, BEGINNING OF PERIOD                             118,991           601,922
                                                  --------------    ------------

CASH, END OF PERIOD                             $     115,619     $           0
                                                  ==============    ============

NONCASH INVESTING AND FINANCING ACTIVIES
      Capital lease obligations incurred for
equipment                                       $     165,211     $           0
                                                  ==============    ============


See Notes to Condensed Consolidated Financial Statements


                                    Page - 6

                          UNIVERSAL MONEY CENTERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED JULY 31, 2000 (UNAUDITED)

NOTE 1:     BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited condensed, consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed, consolidated financial position as of October 31, 2000, and the condensed, consolidated results of its operations and cash flows for the nine month periods ended October 31, 2000 and 1999. Those adjustments consist of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2000 has been derived from the audited balance sheet of the Company as of that date.

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

NOTE 2:     REVERSE STOCK SPLIT; RIGHTS OFFERING

      At the Company's annual meeting on June 6, 2000, the shareholders approved a 1:20 reverse stock split which became effective on July 7, 2000. The number of shares of common stock shown in the accompanying balance sheet are stated to reflect the effect of the reverse stock split.

      On September 25, 2000, the Company issued 2,014,809 shares of common stock in connection with a rights offering and raised $770,924 of capital, after payment of offering expenses of $35,000.

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

NOTE 4:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Litigation

      On June 5, 2000, a former officer and employee filed an action against the Company in federal court for unpaid severance compensation and issuance of common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and refiled it in state court in August 2000. Management and legal counsel believe that the Company has reasonable defenses to this action. The amount of ultimate loss, if any, could differ materially from these estimates. For more information regarding this action see "--Part II; Item 1: Legal Proceedings."


                                    Page - 7

Item 1 -    Management's Discussion and Analysis or Plan of Operation

Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At October 31, 2000, the network consisted of approximately 395 ATMs owned by the Company, 88 ATMs owned by banks and 86 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas.


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

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debit and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge

                                    Page - 8
fee for transactions on Company owned ATMs, but sometimes rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

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

Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 2000 and October 31, 1999.

      Revenues. The Company's total revenues increased to $2,063,847 for the three months ended October 31, 2000 from $1,571,145 for the three months ended October 31, 1999 and increased to $6,066,439 for the nine months ended October 31, 2000 from $4,526,794 for the nine months ended October 31, 1999. This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 567 at October 31, 2000 from 503 at October 31, 1999. Surcharge fees increased to $1,399,329 or 67.8% of total revenues for the three months ended October 31, 2000 from $1,071,719 or 68.2% of total revenues for the three months ended October 31, 1999. Surcharge fees also increased to $4,078,082 or 67.2% of total revenues for the nine months ended October 31, 2000 from $3,159,359 or 69.8% of total revenues for the nine months ended October 31, 1999. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 508 at October 31, 1999 to 569 at October 31, 2000. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $513,116 for the three months ended October 31, 2000 from $376,343 for the three months ended October 31, 1999, and increased to $1,502,777 for the nine months ended October 31, 2000 from $895,757 for the nine months ended October 31, 1999. Revenues received from an affiliate of the Company, Universal Funding Corporation ("Funding") under a Management Agreement between the Company and Funding were $10,440 and $32,855 for the three months and nine months ended October 31, 2000, respectively, compared to $(13,187) and $90,170 for the three months and nine months ended October 31, 1999, respectively. See "--Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $140,962 for the three months ended October 31, 2000 from $136,270 for the three months ended October 31, 1999 and increased to $452,725 for the nine months ended October 31, 2000 from $381,508 for the nine months ended October 31, 1999.

      Revenues from Funding. Under the Management Agreement, the Company has a relationship with Funding under which Funding provides vault cash to certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At October 31, 2000 and 1999, Funding had vault cash located in approximately 266 and 246 ATMs, respectively, owned by the Company. Effective as of September 6, 2000, Funding is
                                    Page - 9
owned one half by each of David S. Bonsal, the Chairman of the Board of Directors and Chief Executive Officer of the Company, and John L. Settles, President of the Company.

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

      The revenues received by the Company from Funding under the Management Agreement were $10,440 and $32,855 for the three months and nine months ended October 31, 2000, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $10,440 for the three months ended October 31, 2000 consisted of $277,948 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $261,233 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $32,855 for the nine months ended October 31, 2000 consisted of $812,033 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $760,490 and Funding's return on equity payment to shareholders of Funding in the amount of $18,688. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods. The revenues received by the Company from Funding under the Management Agreement were $(13,187) and $90,170 for the three months and nine months ended October 31, 1999, equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net loss" of $13,187 for the three months ended October 31, 1999 consisted of $246,635 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $253,548 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $90,170 for the nine months ended October 31, 1999 consisted of $913,658 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $804,868 and Funding's return on equity payment to shareholders of Funding in the amount of $18,620. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net income" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 and $977 for the respective periods.

      The revenues earned by Funding from interchange fees decline slightly for the nine months ended October 31, 2000 from the same periods in 1999, as a result of the reduction in the number of certain high-volume ATMs for which Funding provided vault cash. This decrease was partially offset by an increase in the overall number of ATMs for which Funding provided vault cash. However, many of the new ATMs for which Funding provides vault cash are generally lower volume ATMs. The overall decrease in Funding's expenses in the nine months ended October 31, 2000 from the nine months ended October 31, 1999 was caused principally by lower interest expense and lower armored security charges caused by a reduction in the amount of vault cash needed for the ATMs funded by Funding and the frequency of vault cash deliveries. For additional information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation."
      Cost of Revenues. The Company's cost of revenues increased to $1,605,078 and $4,690,572 for the three months and nine months ended October 31, 2000, respectively, from $1,206,883 and $3,319,493 for the three months and nine months ended October 31, 1999, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange
                                   Page - 10
and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. Rebates generally increase approximately in proportion to increases in total revenues from interchange and surcharge fees. The increase is also attributable to increased depreciation associated with the larger number of ATMs owned by the Company, and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and nine months ended October 31, 2000 was 22.2% and 22.7%, respectively, and for the three months and nine months ended October 31, 1999 was 23.2% and 26.7%, respectively. The decrease for the three months and nine months ended October 31, 2000 was caused by a number of factors, including increased interchange and surcharge rebates, increased depreciation expense resulting from the purchase of new ATMs and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses were $400,537 and $1,272,908 for the three months and nine months ended October 31, 2000, respectively, compared to $375,381 and $1,089,641 for the three months and nine months ended October 31, 1999, respectively. The principal components of operating expenses are administrative salaries and benefits, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increased consulting fees and additional hiring expenses, as well as additional administrative staff, increase in rental expense, additional technology consulting expenses and additional bad debt write-off.

      Interest Expense. Interest expense increased to $35,360 and $110,955 for the three months and nine months ended October 31, 2000, respectively, from $23,639 and $71,610 for the three months and nine months ended October 31, 1999, respectively. This increase was attributable to increased capital lease obligations and notes payable related to the acquisition of additional ATMs.

      Interest Income. The Company extends short-term loans to Funding, which uses the proceeds as vault cash in the ATMs owned by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. In addition, interest income also represents interest paid by vault cash providers on deposits made by the Company as required by such vault cash providers. See "--Liquidity and Capital Resources." Interest income decreased to $15,597 and $33,445 for the three months and nine months ended October 31, 2000, respectively, from $20,062 and $53,108 for the three months and nine months ended October 31, 1999, respectively, as a result of lower average outstanding balances on Funding's obligations to the Company.

      Net Income or Loss Before Taxes. The Company had net income of $38,469 or $.014 per share, for the three months ended October 31, 2000, compared to a net loss of $14,696 or $.007 per share, for the three months ended October 31, 1999. The Company had net income of $25,449 or $.011 per share, for the nine months ended October 31, 2000, compared to net income of $99,158 or $0.050 per share, for the nine months ended October 31, 1999. The net income for the nine months ended October 31, 2000 occurred principally as a result of increased revenues as described above. All per share calculations were made taking into account the 1:20 reverse stock split which became effective on July 7, 2000.

      Income Taxes. The Company paid no income taxes for the three months and nine months ended October 31, 2000 and the nine months ended October 31, 1999, utilizing operating loss carryforwards to reduce taxable income to zero. The Company paid no income tax for the three months ended October 31, 1999, as a result of the loss. In addition, the Company has recordeda deferred tax credit of $375,000 at January 31, 2000, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration

                                   Page - 11
between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of October 31, 2000, the Company had approximately $112,000 of tax credits available to offset future federal income taxes. These credits expire between 2001 and 2002. The Company also has unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2020.

Liquidity and Capital Resources

      At October 31, 2000, the Company had working capital of $87,581, compared to a working capital deficit of $537,192 at January 31, 2000. The ratio of current assets to current liabilities improved to 1.07 at October 31, 2000 from
 .63 at January 31, 2000.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $170,266 for the nine months ended October 31, 2000 and $510,165 for the nine months ended October 31, 1999. Net cash provided by operating activities in the nine months ended October 31, 2000 consisted primarily of net income of $25,449, depreciation of $587,827 and non-cash compensation of $20,000 offset by a decrease in accounts payable and accrued expenses of $237,946, an increase in accounts receivable of $66,028, and an increase in prepaid expenses of $159,036.

      Net cash used in investing activities was $700,263 for the nine months ended October 31, 2000 and $943,450 in the nine months ended October 31, 1999. The net cash used in investing activities resulted primarily from purchases of plant and equipment (principally ATMs) of $463,363 and an increase in notes receivable of $236,900 for the nine months ended October 31, 2000. Net cash provided by financing activities was $526,625 for the nine months ended October 31, 2000, compared to net cash used in financing activities of $168,637 for the nine months ended October 31, 1999. The increase in net cash provided from financing activities resulted primarily from completion of the rights offering to shareholders and an increase in long term debt, partially offset by a reduction in capital lease obligations. The Company had $115,619 in cash and cash equivalents at October 31, 2000, compared to cash and cash equivalents of $118,791 at January 31, 2000.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At October 31, 2000 and 1999, Funding had vault cash of approximately $2.6 million and $3.4 million, respectively, located in approximately 266 and 246 ATMs, respectively, owned by the Company. Through its subsidiary Electronic Funds Transfer, Inc. ("EFT"), the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at October 31, 2000 was $887,200 and at October 31, 1999 was $650,300. See Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 2000 and October 31, 1999 "- Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In August 2000, the Company entered into a vault cash arrangement with Wilmington Savings Fund Society, FSB under which it could obtain up to $3,000,000 in vault cash. As of October 31, 2000, the Company is renting $550,000 in vault cash under the Wilmington Savings arrangement. The Wilmington Savings arrangement has a one-year term and shall automatically renew unless written notice to terminate is provided by either party at least 60 days prior to

                                   Page - 12
the anniversary date. TheWilmington Savings arrangement may be terminated upon breach by the Company or the occurrence of certain other events. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of October 31, 2000, the Company was renting approximately $2,400,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June 2000, and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $1,100,000 was outstanding as of October 31, 2000. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. As of October 31, 2000, the Company is renting $370,000 in vault cash under the arrangement with Humboldt Bank. The Humboldt Bank arrangement has a term of one year, which automatically renewed in November 2000, and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. The Company recently completed an offering of shares of common stock to shareholders under which it raised approximately $800,000. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. Expansion requires funds for purchase or lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. If any of the Company's existing financing arrangements are terminated or if the Company seeks additional funding to expand its ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, the Company's ability to maintain and expand its ATM network may be adversely affected. The loss of one or more sources of vault cash funding could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      Examples of forward-looking statements include, but are not limited to:
(i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can

                                   Page - 13
often be identified by the use of forward-looking terminology, such as "believes ," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

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

o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 43 and 50 ATMs, respectively, as of October 31, 2000;

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

                                   Page - 14

PART II     OTHER INFORMATION

Item 1 -    Legal Proceedings.

      On June 5, 2000, Dave Windhorst, who resigned as President of the Company in May 1999, brought an action against the Company and its individual directors in the United States District Court for the District of Kansas ("US District Court Action"). Mr. Windhorst alleged that the defendants promised that Mr. Windhorst would receive 100,000 post-reverse stock split shares (the equivalent of 2,000,000 pre-reverse stock split shares) of the Company's common stock as part of his wages and compensation as an employee. Mr. Windhorst sought judgment against the defendants for an amount equal to the highest value of 100,000 post-reverse stock split shares (the equivalent of 2,000,000 pre-reverse stock split shares) of the Company's common stock from June 11, 1999 up to and including the day of trial, plus prejudgment interest, penalties, costs and other awards deemed reasonable in the circumstances. The penalties sought include an amount equal to up to 100% of the compensation alleged to be unpaid pursuant to a Kansas statute, K.S.A. 44-315. On June 19, 2000, the Board of Directors of the Company approved the issuance to Mr. Windhorst of 50,000 shares of the Company's common stock (the equivalent of 1,000,000 shares prior to the reverse stock split), subject to completion of the reverse stock split and compliance with tax withholding and securities law requirements, for no additional consideration. In July 2000, the Company issued 50,000 shares of common stock to Mr. Windhorst and recorded compensation expense of $20,000 in response to this claim. In August of this year, Mr. Windhorst voluntarily dismissed this lawsuit and on August 29, 2000 re-filed in the District Court of Johnson County, Kansas. In September, 2000, the defendants filed answers denying Mr. Windhorst's allegations. The action filed on August 29, 2000 makes the same allegations made in the US District Court Action. Mr. Windhorst's claim is based upon resolutions adopted by the Board of Directors in 1998 approving the issuance of certain shares, subject to the conditions that the issuance receive professional legal approval and that the number of authorized shares of common stock be increased. The proposed issuance did not receive professional legal approval. The number of authorized shares of common stock have not been increased, although additional shares became available for issuance as a result of the reduction in the number of outstanding shares in the 1:20 reverse stock split that became effective on July 7, 2000. The Company believes that its has meritorious defenses to the claims in Mr. Windhorst's lawsuit. The amount of the ultimate loss, if any, could differ materially from these estimates. See also
Note 4 to the Condensed Consolidated Financial Statements, (Unaudited), included with this Quarterly Report on Form 10-QSB.

Item 2 -    Exhibits and Reports on Form 8-K.

(a)   Exhibits

      The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended October 31, 2000.


                                   Page - 15

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIVERSAL MONEY CENTERS, INC.
                                    (Registrant)


Date: December 15, 2000             By:   /s/ David S. Bonsal
                                          ------------------------------------
                                          David S. Bonsal
                                          Chairman of the Board
                                          and Chief Executive Officer



Date: December 15, 2000             By:   /s/ John L. Settles
                                          ------------------------------------
                                          John L. Settles
                                          President
                                          (Principal Financial and Accounting
                                    Officer)



                                    Page - 16

                                INDEX TO EXHIBITS

Exhibit
Number                              Description

3.1*        Amendment to Articles of Incorporation of the Company

3.2**       Amended and Restated Bylaws of the Company

3.3*        Articles of Incorporation of the Company, as amended

4.1** Promissory Note dated June 3, 1996 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.2** Business Loan Agreement dated June 3, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.3** Promissory Note dated August 26, 1996 issued by the Company to Bank 21 (formerly The Farmers State Bank)

4.4** Business Loan Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.5** Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.6*** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.7*** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

4.8*** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

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

                                    Page - 17

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

27          Financial Data Schedule


* Incorporated by reference from the exhibit to the registrant's Registration Statement Pre-effective Amendment No. 1 on Form SB-2 filed on August 2, 2000 which bears the same exhibit number.

** Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

*** Incorporated by reference from the exhibit to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.




                                   Page - 18