Form 10KSB
period 2001-01-31
UNIVERSAL MONEY CENTERS INC
filed 2001-05-01
CIK 702167

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2001

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the transition period from                  to
                                     -----------------   ----------------

      Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                 Missouri                            43-1242819
                 --------                            ----------
      (State or other jurisdiction of      (I.R.S. Employer Identification
       incorporation or organization)                  Number)

      6800 Squibb Road, Mission, Kansas                 66202
      ----------------------------------                -----
      (Address of principal executive offices)        (Zip code)

Issuer's telephone number:  (913) 831-2055
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class             Name of each exchange on which registered
            None                                       None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock,
$ .01 par value per share

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes   |X|         No  |_|

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. |X|

        Issuer's revenues for the fiscal year ending January 31, 2001 were
$8,247,510.

        The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past
60 days.

        The number of shares of the registrant's Common Stock outstanding as of
April 21, 2001 was 4,157,378.

DOCUMENTS INCORPORATED BY REFERENCE

        Incorporated by reference into Part III of this Form 10-KSB is the information included under the captions entitled "Election of Directors",
"Security Ownership of Certain Beneficial Owners and Management", "Executive
Compensation" and "Certain Relationships and Related Transactions" in the
registrant's definitive proxy statement to be filed with the SEC pursuant to
Regulation 14A with respect to its 2001 annual meeting of shareholders.

        Transitional Small Business Disclosure Format (check one):
Yes     |_|              No  |X|

                          UNIVERSAL MONEY CENTERS, INC.
                            FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

Section                                                                   Page
-------                                                                   ----

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..............................................35

PART III....................................................................35

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................35
  ITEM 10 EXECUTIVE COMPENSATION                                            35
  ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    35
  ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    35
  ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                  35

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

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

Overview

        We are engaged in the business of operating a network of automated teller machines. The ATMs provide holders of debit and credit cards access to cash,account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. As of January 31, 2001, the network consisted of approximately 405 ATMs owned by us, approximately 101 ATMs owned by banks and approximately 82 ATMs owned by third party merchants. See "-Recent Developments in Our Business."

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

Recent Developments in Our Business

        In April 1996, national debt and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge fees would have a material adverse effect on us. See "--Regulatory Matters - Surcharge
Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge fees on cash withdrawals on ATMs.

        During 2000, we conducted a rights offering to our shareholders. In the rights offering, shareholders received a basic subscription privilege to purchase one share of common stock for each share of common stock owned on the record date for the offering and an over-subscription privilege to purchase shares of common stock not purchased by other shareholders pursuant to their basic subscription privileges. All shares of common stock offered in the rights offering were sold. On September 25, 2000, we issued 2,014,809 shares of common stock in the offering and received net proceeds of $770,924 after payment of offering expenses of $35,000.

Our Network

        General. ATM locations in our network are concentrated in the Kansas
City metropolitan area, including Topeka and Lawrence Kansas (approximately 194
ATMs), the St. Louis, Missouri metropolitan area (approximately 69 ATMs), the
El Paso, Texas metropolitan area (approximately 73 ATMs), and other areas in the state of Kansas (approximately 51 ATMs). We also have 32 ATMs in K-Mart stores in Illinois. Other ATMs are located in California, Colorado, Florida, Maryland,
New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

        The operation of the network involves the performance of many complementary tasks and services, including principally:

        •  acquiring ATMs for us or our customers,
        •  selecting locations for ATMs and entering into leases for access to those locations,
        •  in the case of banks and third party merchants, establishing relationships with them for processing transactions on their
                ATMs,
        •  establishing relationships with national and regional card organizations and credit card issuers to promote usage of ATMs in the  network,
        •  operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs,
        •  processing transactions conducted on ATMs,
        •  supplying ATMs with cash and monitoring cash levels for resupply, and
        •  managing the collection of fees generated from the operation of the network.

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

        We have relationships with two operators of combination convenience stores and gas stations for whom approximately 43 and 50 ATMs, respectively, have been installed at their locations as of January 31, 2001. The aggregate revenues from these companies accounted for approximately 16% and 9% of our revenues in fiscal year 2001 and 22% and 10% of our revenues in fiscal year
2000. If one or both of the relationships were terminated and we were unable to find new locations for the ATMs, the termination could have a material adverse effect on us. The leases for the locations in which the ATMs have been installed expire in 2001. Each of these leases automatically renews for successive one-year terms, unless terminated by either party prior to the commencement of a renewal term. In addition, each site owner has the right to terminate the respective lease before the end of the lease term under certain circumstances.

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

        Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 12,480,874 transactions on our network in the fiscal year ended January 31, 2001, of which 3,680,998 were surcharge transactions. We processed a total of 10,357,731 transactions on our network in the fiscal year ended January 31, 2000, of which 3,300,731 were surcharge transactions.

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

        We own the Tandem computer system currently used by us. Management believes the computer system has sufficient capacity to meet any growth in transaction volume achieved over the next three years and to permit the development of new services being considered by us.

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

        To protect against power fluctuations or short-term interruptions, the processing center has full uninterruptable power supply systems with battery and generator back-up. The processing center's data back-up systems would prevent the loss of transaction records due to power failure and permit the orderly shutdown of the switch in an emergency. To provide continued operation in the event of a catastrophic failure, we have an agreement with Sungard Recovery
Systems, Inc.

Relationship with Universal Funding Corporation

        We have maintained a business relationship with Universal Funding
Corporation, a Missouri corporation, since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs,
Universal Funding was formed in 1989 by David S. Bonsal, the chairman of our board of directors, John L. Settles, our President, and William Smithson, a
shareholder. In 2000, Mr. Smithson sold his interest in Universal Funding to Mr.
Bonsal and Mr. Settles. Each of them now owns one-half of Universal Funding.

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

        In the Management Agreement, Universal Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from us, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Universal Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management
Agreement, we agreed to "drive" the ATMs sold to Universal Funding and to provide accounting, maintenance and communication services. In exchange for these services, Universal Funding agreed to pay us a management fee equal to
Universal Funding's "net income". Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal
Funding. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Universal Funding and is paid on the equity investment at a rate of 18% per annum, or a total of approximately $25,000 per year. The management fee is to be paid to us on a monthly basis after Universal
Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Universal
Funding's shareholders. In addition, in the Management Agreement, the shareholders of Universal Funding grant us an option to purchase all of the outstanding stock of Universal Funding at any time for an amount equal to 110%
of the capital contributed by the shareholders to Universal Funding plus any arrearages in the payment of expenses due under the Management Agreement.
Management believes that the amount of the exercise price would have been approximately $165,000 as of January 31, 2001. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

        Since 1989, the relationship between Universal Funding and us has expanded to cover additional ATMs, as a result of the loss of other sources of financing and in order for us to take advantage of opportunities to place additional ATMs. Universal Funding currently supplies vault cash for a majority of the ATMs owned by us. We lease to Universal Funding the ATMs for which
Universal Funding provides vault cash for rent of $10.00 per month. Universal
Funding requested the leasing arrangement for our ATMs in order to provide protection against seizure of its vault cash. We have replaced the ATMs originally purchased by Universal Funding, and Universal Funding no longer owns any ATMs in our network. Universal Funding does not provide vault cash for ATMs in our network which are owned by banks or by third party vendors. At
January 31, 2001 and 2000, Universal Funding had vault cash of approximately
$2,000,000 and $3,600,000, respectively, located in approximately 218 and 249
ATMs, respectively, owned by us.

        Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive
Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have a term of
30 days and typically are rolled over at maturity. As of January 31, 2001,
Universal Funding paid interest on loans at rates ranging from 12 - 18% per annum. At January 31, 2001, the aggregate outstanding amount of the loans was approximately $1,952,000, of which $194,415 was owed to EFT, approximately
$1,020,900 was owed to Mr. Bonsal and the related limited partnership, approximately $46,240 was owed to John L. Settles, our President, approximately
$29,070 was owed to other employees of ours and approximately $661,400 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to
Universal Funding in fiscal 2001 and 2000 were $977,200 and $815,300, respectively. The total interest earned by us on loans from EFT to Universal
Funding in fiscal 2001 and 2000 was $57,590 and $72,325, respectively.

        We have obtained access to additional sources of vault cash in recent years as a result of the improvement in our financial condition. See Item 6,
"Management's Discussion and Analysis OR PLAN OF OPERATION - Liquidity and
Capital Resources".

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

Employees

        At March 31, 2001, we had 30 full time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement.
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

        Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation, but has been banned by several states in which we currently have no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups that believe that surcharges are unfair to consumers. Voters in
San Francisco and Santa Monica, California voted in 1999 to bar banks from charging fees to non-customers who use their ATMs. Similar restrictions have been proposed by other cities. The banking industry has resisted these efforts to impose restrictions. We are not aware of the introduction of such legislation or the submission to voters of such referendums applicable to us in any of the states or cities in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where we operate, and such a ban would have a material adverse effect on us. Most of the ATMs in our network are located in Kansas (173 ATMs), Missouri (164 ATMs) and Texas
(73 ATMs).

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

Item 3. LEGAL PROCEEDINGS

        On June 5, 2000, Dave Windhorst, our former President, brought an action against us and our individual directors in the United States District Court for the District of Kansas. Mr. Windhorst resigned in May 1999. Mr. Windhorst alleges that the defendants promised that Mr. Windhorst would receive 2,000,000 shares of our common stock as part of his wages and compensation as an employee.
Mr. Windhorst seeks judgment against the defendants for an amount equal to the highest value of 2,000,000 shares of our common stock from June 11, 1999 up to and including the day of trial, plus prejudgment interest, penalties, costs and other awards deemed reasonable in the circumstances. The penalties sought include an amount equal to up to 100% of the compensation alleged to be unpaid pursuant to a Kansas statute, K.S.A. 44-315. Mr. Windhorst's claim is based upon resolutions adopted by the board of directors in 1998 approving the issuance of certain shares, subject to the conditions that the issuance receive professional legal approval and that the number of

authorized shares of common stock be increased. The proposed issuance did not receive professional legal approval. The number of authorized shares of common stock have not been increased, although additional shares became available for issuance as a result of the reduction in the number of outstanding shares in the
1-for-20 reverse stock split that recently became effective. On June 19, 2000, our Board of Directors approved the issuance to Mr. Windhorst of 50,000 post-
reverse stock split shares of our common stock (the equivalent of 1,000,000 shares prior to the reverse stock split), subject to completion of the reverse stock split and compliance with tax withholding and securities law requirements, for no additional consideration. In July 2000, we issued 50,000 shares of common stock to Mr. Windhorst and recorded compensation expense of $20,000 in response to this claim. In August 2000, Mr. Windhorst voluntarily dismissed this lawsuit and on August 29, 2000 re-filed in the District Court of Johnson County, Kansas.
In September, 2000, the defendants filed answers denying Mr. Windhorst's allegations. The action filed on August 29, 2000 makes the same allegations made in the US District Court Action. We believe that we have meritorious defenses to the claims in Mr. Windhorst's lawsuit. The amount of the ultimate loss, if any, could differ materially from these estimates.

        Tri-State Armored Services, Inc. provided cash replenishment services for eighteen ATM's operated by us in Delaware and adjoining states. Vault cash for these machines was provided by Wilmington Savings Fund Society ("WSFS")
under the terms of a Cash Bailment Agreement. On March 2, 2001, Tri-State filed a Chapter 7 Bankruptcy proceeding in the United States Bankruptcy Court for New
Jersey. The trustee in bankruptcy took possession of the assets held by
Tri-State on the day of his appointment and since that time has inventoried the assets, including approximately $21 million in currency. Claims against
Tri-State have been estimated at $50 million or more. We have been told that at the time of the bankruptcy, Tri-State was in possession of approximately
$200,000 in currency destined for our ATMs from WSFS or picked-up from those
ATMs. WSFS has made a claim for $202,555 against us under the terms of the Cash
Bailment Agreement. We are investigating WSFS' claim and are presently trying to determine if identifiable currency was held by Tri-State. If any of the currency held by Tri-State is specifically identifiable, by bundle markings or otherwise, to our account, such currency should be recoverable in full from the trustee. We have given notice to our insurance carrier, which is actively investigating the possible loss. Although our insurance carrier has not notified us that any loss would be covered, we believe that under the terms of the policy any loss suffered by us should be covered by insurance. The amount of the ultimate loss, if any, could differ materially from these estimates.

        In addition, we are a party to routine litigation in the ordinary course of business from time to time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders in the fourth quarter of fiscal year 2001.

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

        On January 31, 2001, there were 1,417 record holders of our common stock.

        We have not declared or paid any dividends for many years. We do not anticipate that we will pay dividends in the foreseeable future. We currently intend to retain future earnings, if any, to provide funds for the growth and development of our business.

Recent Sales of Unregistered Securities

        We have not sold any securities within the past three years without registering the securities under the Securities Act of 1933.

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

Comparison of Results of Operations for the Fiscal Years Ended January 31, 2001
and 2000.

        Revenues. Our total revenues increased to $8,247,510 for the fiscal year ended January 31, 2001 ("fiscal 2001") from $6,409,716 for the fiscal year ended
January 31, 2000 ("fiscal 2000"). This increase is partially due to an increase in the number of ATMs in our network on which we imposed surcharge fees for cash withdrawals to 585 in fiscal 2001 from 571 in fiscal 2000. Surcharge fees increased to $5,376,006 or 65% of total revenues in fiscal 2001 from $4,228,151 or 66% of total revenues in fiscal 2000. The increase in revenues is also partially due to an increase in the number of ATMs in our network to 588 in fiscal 2001 from 575 in fiscal 2000. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in our network.
Revenues derived from interchange fees increased to $2,205,485 in fiscal 2001 from $1,464,141 in fiscal 2000. Revenues received from (expenses paid to)
Universal Funding under the Management Agreement between Universal Funding and us was $(13,836) in fiscal 2001 compared to $32,972 in fiscal 2000. See the discussion below under "--Revenues from/Payments to Universal Funding." Our revenues from network services provided to banks and third parties decreased to
$679,855 in fiscal 2001 from $684,452 in fiscal 2000.

        Revenues from/Payments to Universal Funding. We have a relationship with our affiliate, Universal Funding Corporation, under which Universal Funding provides vault cash for certain ATMs owned by us. At the request of Universal
Funding, we lease all of these ATMs to Universal Funding so that it may protect its vault cash in the ATMs. At January 31, 2001 and 2000, Universal Funding had
vault cash located in approximately 218 and 249 ATMs, respectively, owned by us.

        We derive management fees from Universal Funding pursuant to a
Management Agreement between Universal Funding and us. Under the Management
Agreement, Universal Funding receives all interchange fees for transactions processed on ATMs owned by us for which Universal Funding provides vault cash.
In exchange for "driving" the ATMs leased to Universal Funding and providing accounting, maintenance and communication services, we receive a management fee equal to Universal Funding's "net income." Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal
Funding. If Universal Funding's "net income" is less than zero (a "net loss"), the Company reimburses Universal Funding for such amount.

        The loss suffered by us from Universal Funding under the Management
Agreement was $13,836 in fiscal 2001, equal to Universal Funding's "net loss"
under the Management Agreement for the same period. Universal Funding's "net loss" of $13,836 consisted of $1,014,573 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $1,003,447 and
Funding's return on equity payment to shareholders of Funding in the amount of
$24,962. The revenues received by us from Universal Funding under the Management
Agreement were $32,972 in fiscal 2000, equal to Universal Funding's "net income"
under the Management Agreement for the same period. Universal Funding's "net income" of $32,972 consisted of $1,140,542 in revenues from interchange fees earned by Universal Funding, less Universal Funding's expenses in the amount of
$1,082,676 and Universal Funding's return on equity payment to shareholders of
Universal Funding in the amount of $24,894. Pursuant to the Management
Agreement, Universal Funding's expenses for purposes of computing its "net income" did not include Universal Funding's depreciation, amortization and bad debt expenses, which were $1,173 for the respective period.

        The revenues earned by Universal Funding from interchange fees declined in fiscal 2001 from fiscal 2000, as a result of the decrease in the number of ATMs for which Universal Funding provided vault cash.

        Cost of Revenues. Our total cost of revenues increased to $6,606,520 in fiscal 2001 from $4,994,709 in fiscal 2000. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. The increase in the cost of revenues is partially due to an increase in interchange and surcharge rebates paid to banks and third party owners of ATMs included in our ATM network and to ATM site owners. These rebates increased to $2,652,835 in fiscal 2001 from $2,197,500 in fiscal 2000. See "-Trends" and Item 1 "DESCRIPTION OF BUSINESS - Recent
Developments in Our Business." The increase in

cost of revenues is also attributable to increased depreciation associated with the larger number of ATMs owned by us and increased telecommunications expenses associated with the larger number of ATMs in our network.

        Gross Margin. Gross profit as a percentage of revenues was 19.9% in fiscal 2001 and 22.1% in fiscal 2000. The decrease in fiscal 2001 was caused by a number of factors, including lower revenues from Funding, increased interchange and surcharge rebates (due to increased competition), increased depreciation expense resulting from the purchase of new ATMs, costs incurred in connection with the placement of ATMs in Kmart stores and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

        Operating Expenses. Our total operating expenses increased to $1,618,450 in fiscal 2001 from $1,500,798 in fiscal 2000. The principal components of operating expenses are professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is attributable to higher rental expenses for the lease of our headquarters and higher property taxes, travel expenses, insurance costs and consulting fees.

        Other Income (Expense). Through our subsidiary, EFT, we extend short-term loans to Universal Funding, which uses the proceeds as vault cash in the ATMs owned by us. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Universal Funding to us on the outstanding balance of these loans.
Interest income decreased to $60,908 in fiscal 2001 from $73,195 in fiscal 2000 as a result of lower average outstanding balances.

        Interest Expense. Interest expense decreased to $100,002 in fiscal 2001 from $106,152 in fiscal 2000. The Company incurred increased capital lease obligations and notes payable related to the acquisition of additional ATMs, which was offset by the forgiveness by our Chief Executive Officer of accrued interest of approximately $41,000 owed to him.

        Net Income or Loss before Taxes. We had a net loss before taxes of
$14,209 during the fiscal year ended January 31, 2001 compared to a net loss before taxes of $120,723 during the fiscal year ended January 31, 2000 as a result of the factors discussed above.

      Income Taxes. We paid no income taxes in fiscal 2001 or 2000 as a result of the net loss in each fiscal year. The Company has a deferred tax asset net recorded (net evaluation allowance) of $375,000, which is an estimate of the amount that will be realized through future taxable income. The amount of the deferred tax asset could be increased or reduced in the near term if estimates of future taxable income change. As of January 31, 2001, we had approximately
$46,000 of tax credits available to offset future federal income taxes. These credits expire in 2002. We also have unused operating loss carryforwards of approximately $1,970,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

        At January 31, 2001, we had a working capital deficit of $106,443, compared to a working capital deficit of $537,192 at January 31, 2000. The ratio of current assets to current liabilities

increased to .91 at January 31, 2001 from .63 at January 31, 2000. The increase in working capital and the ratio of current assets to current liabilities was due mainly to the receipt of net proceeds of $770,924 in the rights offering to shareholders conducted in 2000.

        We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the rights offering to shareholders conducted in 2000. Net cash provided by operating activities was
$309,872 and $850,355 in fiscal 2001 and fiscal 2000, respectively. Net cash provided by operating activities in fiscal 2001 consisted primarily of depreciation and amortization of $766,425 and common stock issued as compensation in the amount of $20,000, partially offset by a net loss of
$14,209, an increase in accounts receivable of $162,760, a decrease in accounts payable and accrued expenses of $181,801 and an increase in prepaid expenses and other of $115,438. The cash provided by operating activities in fiscal 2001 and fiscal 2000 allowed us to purchase plant and equipment (principally ATMs)
totaling $723,831 and $410,404 in fiscal 2001 and fiscal 2000, respectively. Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $770,924 and proceeds from the issuance of long-term debt of
$178,300, partially offset by principal payments under long-term debt and capital lease obligations of $536,433. We had cash and cash equivalents of
$580,248 at January 31, 2001, compared to cash and cash equivalents of $118,991 at January 31, 2000. Immediately after the end of fiscal year 2001, through our subsidiary EFT, we loaned an additional $500,000 to Universal Funding to provide vault cash to ATMs in our network.

        Non-cash items for fiscal 2001 and fiscal 2000 include purchases of ATMs acquired under capital leases of approximately $165,211 and $750,210, respectively, during the applicable fiscal year. We anticipate that our capital expenditures for fiscal 2002 will total approximately $1,000,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 196 of our
ATMs under capital lease agreements that expire between 2002 and 2005 and provide for lease payments at interest rates up to 10.5% per annum. See Note 4 to the Consolidated Financial Statements.

        Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Universal Funding currently provides vault cash for a majority of these ATMs. At January 31, 2001, Universal Funding had vault cash of approximately $2,000,000 located in approximately 218 ATMs owned by us.
Universal Funding borrows the money that it provides as vault cash for our ATMs.
The loans generally have a term of 30 days and typically are rolled over at maturity. Through our subsidiary EFT, we loan funds to Universal Funding for vault cash to the extent that Universal Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Universal Funding. The outstanding balance of the loans from EFT to Universal Funding at January 31, 2001 was $194,415. Immediately
after the end of fiscal year 2001, through our subsidiary EFT, we loaned an additional $500,000 to Universal Funding to provide vault cash to ATMs in our network. See Item 1 "DESCRIPTION OF BUSINESS - Relationship with Universal
Funding Corporation." In June 1999, we entered into a vault cash arrangement with Tehama Bank under which we could obtain up to $3,000,000 in vault cash. As of January 31, 2001, we were renting approximately $1,900,000 under the Tehama
Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June 2000, and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by us and upon the occurrence of certain other events. In October 1999, we entered into an arrangement with Charter Bank allowing

us to obtain up to $5,000,000 in vault cash, of which $900,000 was outstanding as of January 31, 2001. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by us and upon the occurrence of certain other events. In November 1999, we entered into a vault cash arrangement with Humboldt Bank under which we could obtain up to $1,000,000 in vault cash, of which $300,000 was outstanding as of January 31, 2001. The
Humboldt Bank arrangement has a term of one year, which automatically renewed in
November 2000, and may be terminated by Humboldt Bank upon breach by us and upon the occurrence of certain other events. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society allowing us to obtain up to
$3,000,000 in vault cash, of which $1,600,000 was outstanding as of January 31,
2001. The Wilmington Savings Fund Society arrangement has a one-year term and may be terminated by Wilmington Savings Fund Society at any time upon breach by us and upon the occurrence of certain other events. Under each arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank"
and insurance fees.

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

        We have been required to pay higher interchange and surcharge rebates to certain ATM site owners and owners of ATMs in our network, as a result of increased competition in the industry. Management believes that rebates may continue to increase during fiscal 2002 due to competitive pressures. A continuation of this trend could have a material impact on our results of operations.

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

        In connection with the bankruptcy of Tri-State Armored Services, Inc.,
Wilmington Savings Fund Society ("WSFS") has made a claim against us for
$202,555. WSFS allegedly provided the funds to Tri-State for delivery to our
ATMs pursuant to a Cash Bailment Agreement between WSFS and us. The funds were apparently in the possession of Tri-State at the time of its bankruptcy.
See Item 3, "LEGAL PROCEEDINGS."

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

        •  Changes in laws or card association rules affecting our ability to impose surcharge fees, and continued customer willingness to pay surcharge fees;

        •  Our ability to form new strategic relationships and maintain existing relationships with issuers of credit cards and national and regional card organizations;

        •  Our ability to expand our ATM base and transaction processing business;

        •  The availability of financing at reasonable rates for vault cash and for other corporate purposes, including funding our
                expansion plans;

        •  Our ability to maintain our existing relationships with two operators of combination convenience stores and gas stations at which we maintain 43 and 50 ATMs, respectively, as of
                January 31, 2001;

        •  Our ability to keep our ATMs at other existing locations at reasonable rental rates and to place additional ATMs in
                preferred locations at reasonable rental rates;

        •  The extent and nature of competition from financial
                institutions, credit card processors and third party operators, many of whom have substantially greater resources;

        •  Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

        •  The extent of vault cash losses from certain ATMs funded by
                Universal Funding Corporation, for which we do not maintain insurance;

        •  Our ability to develop new products and enhance existing products to be offered through ATMs, and our ability to
                successfully market these products;

        •  Our ability to identify suitable acquisition candidates, to finance and complete acquisitions and to successfully integrate acquired assets and businesses into existing operations;

        •  Our ability to retain senior management and other key personnel;

        •  Changes in general economic conditions.

        Any forward-looking statement contained herein is made as of the date of this document. We do not undertake to publicly update or correct any of these forward-looking statements in the future.

Item 7.     FINANCIAL STATEMENTS

                          UNIVERSAL MONEY CENTERS, INC.

                            JANUARY 31, 2001 AND 2000

                                    CONTENTS

                                                                            Page

INDEPENDENT ACCOUNTANTS' REPORT......................................        20

CONSOLIDATED FINANCIAL STATEMENTS

                         Independent Accountants' Report

Board of Directors
Universal Money Centers, Inc.
Mission, Kansas

     We have audited the accompanying  consolidated  balance sheets of UNIVERSAL
MONEY  CENTERS,  INC.  as  of  January  31,  2001  and  2000,  and  the  related consolidated statements of operations,  changes in stockholders' equity and cash
flows  for  the  years  then  ended.   These   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material  respects,  the financial  position of UNIVERSAL
MONEY  CENTERS,  INC. as of January  31,  2001 and 2000,  and the results of its operations  and its cash  flows  for the years  then  ended in  conformity  with generally accepted accounting principles.

/s/ Baird, Kurtz and Dobson

Kansas City, Missouri
April 12, 2001

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2001 AND 2000

                                     ASSETS

                                                           2001           2000
                                                       ----------     ----------
CURRENT ASSETS
   Cash                                                $  580,248     $  118,991
   Accounts receivable - trade, less allowance for
   Doubtful accounts: 2001 - $98,238; 2000 - $66,370      282,132        105,517
   Accounts receivable - affiliate                             --          7,228
   Note receivable - affiliate                            194,415        650,300
   Prepaid expenses and other                              48,226         22,058
   Interest receivable - affiliate                             --          6,628
                                                       ----------     ----------
            Total Current Assets                        1,105,021        910,722
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                            5,002,755      4,139,601
   Leasehold improvements                                   2,650        117,803
   Vehicles                                                11,434         21,156
                                                       ----------     ----------
                                                        5,016,839      4,278,560
   Less accumulated depreciation                        2,593,596      1,977,738
                                                       ----------     ----------
                                                        2,423,243      2,300,822
                                                       ----------     ----------

OTHER ASSETS
   Deferred income taxes                                  375,000        375,000
   Prepaid Rent                                            72,237             --
   Other                                                   39,266         26,232
                                                       ----------     ----------
                                                          486,503        401,232
                                                       ----------     ----------

                                                       $4,014,767     $3,612,776
                                                       ==========     ==========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2001             2000
                                                   ------------     ------------
CURRENT LIABILITIES
   Current maturities of long-term debt and
      capital lease obligations                    $    418,295     $   472,943
   Accounts payable                                     586,437         732,546
   Accounts payable--affiliate                           24,366          25,559
   Accrued expenses                                     182,366         216,866
                                                   ------------     ------------
            Total Current Liabilities                 1,211,464       1,447,914
                                                   ------------     ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS            895,104       1,033,378
                                                   ------------     ------------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated value;
        40,000,000 shares authorized; issued
        January 31, 2001 - 4,057,378 shares; issued
        January 31, 2000 - 1,992,569 shares              40,574          19,926
   Additional paid-in capital                        19,742,294      18,972,018
   Retained earnings (deficit)                      (16,212,361)    (16,198,152)
                                                   -------------   -------------
                                                      3,570,507       2,793,792
   Less treasury stock, at cost; common;
      27,916 shares                                  (1,662,308)     (1,662,308)
                                                   -------------   -------------
                                                   $  1,908,199    $  1,131,484
                                                   -------------   -------------

                                                   $  4,014,767    $  3,612,776
                                                   ============    =============

See Notes to Consolidated Financial Statements
                                      -22-

                         UNIVERSAL MONEY CENTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED JANUARY 31, 2001 AND 2000

                                                         2001           2000
                                                      -----------    -----------

NET REVENUES                                          $8,247,510     $6,409,716

COST OF REVENUES                                       6,606,520      4,994,709
                                                      -----------    -----------

GROSS PROFIT                                           1,640,990      1,415,007

OPERATING EXPENSES                                     1,618,450      1,500,798
                                                      -----------    -----------

INCOME FROM OPERATIONS                                    22,540        (85,791)
                                                      -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                                        60,908         73,195
   Interest expense                                     (100,002)      (106,152)
   Gain (loss) on disposal of fixed assets                 2,345         (1,975)
                                                      -----------    -----------
                                                         (36,749)       (34,932)
                                                      -----------    -----------

NET LOSS                                              $  (14,209)    $ (120,723)
                                                      ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE           $    (.004)        $(.061)
                                                      ===========    ===========

See Notes to Consolidated Financial Statements
                                      -23-

                         UNIVERSAL MONEY CENTERS, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2001 AND 2000

                                                    Additional        Retained
                                         Common       Paid-In         Earnings          Treasury
                                         Stock        Capital         (Deficit)          Stock           Total
                                        --------    -----------     -------------     ------------     ----------

BALANCE, JANUARY 31, 1999               $19,926     $18,972,018     $(16,077,429)     $(1,662,308)     $1,252,207

  Net loss                                                              (120,723)                       (120,723)
                                        -------     -----------     -------------     ------------     ----------

BALANCE, JANUARY 31, 2000                19,926      18,972,018      (16,198,152)      (1,662,308)      1,131,484

  Net loss                                                               (14,209)                        (14,209)
  Stock issued to former employee           500          19,500                                            20,000
  Stock issued in rights offering        20,148         750,776                                           770,924
---------------------------------       -------     -----------     -------------     ------------     ----------

BALANCE, JANUARY 31, 2001               $40,574     $19,742,294     $(16,212,361)     $(1,662,308)     $1,908,199
                                        =======     ===========     =============     ============     ==========

See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JANUARY 31, 2001 AND 2000

                                                           2001          2000
                                                        ---------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(14,209)    $ (120,723)
   Items not requiring (providing) cash:
     Depreciation and amortization                       766,425        568,494
     Loss on disposal of property and equipment           (2,345)         1,975
     Common stock issued as compensation                  20,000            --
   Changes in:
     Accounts receivable                                (162,760)       (41,661)
     Prepaid expenses and other                         (115,438)        (8,565)
     Accounts payable and accrued expenses              (181,801)       450,835
                                                        ---------    -----------
          Net cash provided by operating activities      309,872        850,355
                                                        ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease (increase) in note receivable - affiliate    455,885       (650,300)
   Purchase of property and equipment                   (723,831)      (410,404)
   Proceeds from sale of property and equipment            6,540           --
                                                        ---------    -----------
          Net cash used in investing activities         (261,406)    (1,060,704)
                                                        ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt and
     Capital lease obligations                          (536,433)      (365,226)
   Proceeds from issuance of long-term debt              178,300         92,644
   Proceeds from issuance of common stock                770,924            --
                                                        ---------    -----------
          Net cash provided by (used in) financing       412,791       (272,582)
                                                        ---------    -----------
          activities

INCREASE (DECREASE) IN CASH                              461,257       (482,931)

CASH, BEGINNING OF YEAR                                  118,991        601,922
                                                        ---------    -----------

CASH, END OF YEAR                                       $580,248     $  118,991
                                                        =========    ===========

See Notes to Consolidated Financial Statements
                                      -25-

                          UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2001 AND 2000

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

   The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the
Company's network as well as card users from other ATM networks using the
Company's network. The Company grants unsecured credit to its customers. As of
January 31, 2001 and 2000, the Company had approximately 588 and 575 ATMs in the network, respectively.

Operating Segments
------------------

   The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated from surcharges, interchange fees and transaction processing in ATMs located in 23 states with a concentration in Missouri, Kansas and Texas. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 9.

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

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 2:  RELATED PARTY TRANSACTIONS

   The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the CEO and a stockholder of Universal
Funding Corporation (UFC). In addition, the other stockholder of UFC is also a stockholder of the Company.

   The Company assumes the risks of theft or other shortages of cash from the
ATMs funded by UFC. As of January 31, 2001 and 2000, UFC had vault cash obligations of approximately $2,000,000 (located in 218 ATMs) and $3,600,000
(located in 249 ATMs), respectively. During the years ended January 31, 2001 and
2000, the Company incurred losses of $1,830 and $19,470 from vault cash shortages. Included in accounts payable--affiliate on the accompanying consolidated balance sheet at January 31, 2000 is a payable of $19,660 to UFC for such shortages.

   The Company and certain members of the Company's management extends loans on an unsecured basis to UFC. UFC uses the proceeds from these loans to provide vault cash to the ATMs. As of January 31, 2001 and 2000, the balance of these loans was approximately $1,765,880 (with $194,415 being due to the Company) and
$3,353,000 (with $650,300 being due to the Company), respectively, with interest rates ranging from 12% to 18%. Subsequent to year-end, the amount due to the
Company was increased by $500,000 to $694,415. During the years ended January
31, 2001 and 2000, the Company earned interest income of $57,590 and $72,325, respectively, from these loans.

   The Company has the option to purchase UFC from its current stockholders for approximately $165,000.

   At January 31, 2000, the Company had a liability for back wages due to the chairman and CEO of the Company of approximately $140,000 plus $36,000 in accrued interest (at 5%). This represented an informal, negotiated deferral in compensation in an attempt to improve the Company's cash flow during prior years. During the year ended January 31, 2001, the Company paid the liability for back wages. The accrued interest liability was forgiven by the CEO.

NOTE 3:  OPERATING LEASES

   The Company leases office space under noncancellable operating leases which expire through August 2004. Rent expense for office space for the years ended
January 31, 2001 and 2000 was $97,325 and $79,691, respectively.

   The Company leases computer equipment under noncancellable operating leases which expire through February 2001. The Company also leases locations to place
ATMs under noncancellable operating leases which expire through March 2004.
Total rent expense related to the lease of computer equipment and locations to place ATMs for the years ended January 31, 2001 and 2000 was $140,227 and
$111,023, respectively.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 3:  OPERATING LEASES  (continued)

   The Company has several agreements with banks to provide vault cash, on a rental basis, for ATMs owned by the Company. Under the agreements, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest plus a specified percentage, and additional fees as defined in the agreements. The lives of the agreements range from one year to three years but may be terminated by the banks upon the occurrence of certain events. As of January 31, 2001 and 2000, the Company was renting vault cash from these providers in the approximate amount of $4,700,000 and $5,600,000, respectively. The fees for the usage of such cash are included in the accompanying financial statements in cost of revenues and totaled $462,575 and
$196,978 for the years ended January 31, 2001 and 2000, respectively.

   Future minimum lease payments at January 31, 2001 are as follows:

          2002                                               $208,595
          2003                                                160,043
          2004                                                120,260
          2005                                                 68,825
                                                             --------

          Future minimum lease payments                      $557,723
                                                             ========

                                                   2001          2000
                                               ----------     ----------

          Installment notes payable (A)        $  130,911     $  223,311
          Capital lease obligations (B)         1,011,566      1,139,905
          Installment notes payable (C)            26,814         49,515
          Installment notes payable (D)                --         81,200
          Installment notes payable (E)           138,669             --
          Other                                     5,439         12,390
                                               ----------     ----------
                                                1,313,399      1,506,321
          Less current maturities                 418,295        472,943
                                               ----------     ----------

                                               $  895,104     $1,033,378
                                               ==========     ==========

          (A)  Various installment notes payable; due on demand; if no demand made, due at various dates through May 2003; with interest at
               10.25% to 10.5%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO. Subsequent to the
               year ended January 31, 2001, the demand feature was waived through January 31, 2002.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 4:  LONG-TERM DEBT

          (B)  Capital leases covering ATMs and office equipment with monthly payments through March 2005 with $9,511 being personally
               guaranteed by the Company's Chairman and CEO.

          (C)  Various installment notes payable; due on demand; if no demand made, due at various dates through January 2003, with interest at
               9.25% to 10%; collateralized by equipment. Subsequent to the year ended January 31, 2001, the demand feature was waived through
               January 31, 2002.

          (D)  Installment note payable; due in two lump sum payments in March
               2000 and in September 2000.

          (E)  Installment notes payable; due at various dates through February
               2004; with interest at 10%; collateralized by equipment.

   Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 2001 are as follows:

                                        Long-Term Debt    Capital Lease
                                      (Excluding Leases)   Obligations
                                      ------------------  -------------

        2002                               $140,184         $  354,983
        2003                                 99,243            354,983
        2004                                 62,406            310,710
        2005                                    --             148,670
        2005                                    --               5,895
                                           --------         ----------

                                           $301,833          1,175,241
                                           ========
        Less amount representing interest                      163,675
                                                            ----------
          Present value of future minimum                    1,011,566
             lease payments
          Less current maturities                              278,111
                                                            ----------

                                                            $  733,455
                                                            ==========

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 4:  LONG-TERM DEBT (Continued)

    Property and equipment include the following property under capital leases:

                                             2001             2000
                                          ----------       ----------

          Equipment cost                  $1,993,693       $1,830,214
          Less accumulated depreciation      986,556          612,615
                                          ----------       ----------

                                          $1,007,137       $1,217,599

   As of January 31, 2001 and 2000, the carrying amount of long-term debt approximates its fair value.

NOTE 5:  STOCK TRANSACTIONS

   At the Company's annual meeting on June 6, 2000, the shareholders approved a
1:20 reverse stock split which became effective on July 7, 2000. The number of shares of common stock shown in the accompanying balance sheet is stated to reflect the effect of the reverse stock split.

   On September 25, 2000, the Company issued 2,014,809 shares of common stock in connection with a rights offering and raised $770,924 of capital, after payment of offering expenses of $35,000.

   During January 2001, the Company's Board approved restricted common stock awards of common stock to two key employees (50,000 shares each). The fair value of the restricted common stock was approximately $40,000 at the grant date.
Compensation expense will be recognized by the Company as the shares vest. The shares vest in four equal installments at the end of each calendar quarter of
2002. In connection with this incentive compensation, the Company will provide a cash bonus to the recipients to offset their tax liability.

NOTE 6:  EARNINGS PER SHARE

      The details of the basic and diluted earnings per share calculations for the year ended January 31, 2001 and 2000 are as follows:

                                                         2001
                                         ---------------------------------------
                                                       Weighted
                                          Net       Average Shares     Per Share
                                         Income      Outstanding        Amount
                                         ------     --------------     ---------

        Net income (loss)               $(14,209)
                                        ---------

        Basic and diluted earnings
        (loss) per share:
           Income (loss) available to
           common Stockholders          $(14,209)     2,697,291         $(.005)
                                        =========     =========         =======

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 6:  EARNINGS PER SHARE (Continued)

                                                         2000
                                         ---------------------------------------
                                                       Weighted
                                          Net       Average Shares     Per Share
                                         Income      Outstanding        Amount
                                         ------     --------------     ---------

        Net income (loss)              $(120,723)
                                       ----------

        Basic and diluted earnings
        (loss) per share:
           Income (loss) available to
           common Stockholders         $(120,723)     1.964,653        $  (.061)
                                       ==========     =========        =========

NOTE 7:  INCOME TAXES

   The credit for income taxes includes these components:

                                                           2001          2000
                                                         ---------     ---------

     Deferred income taxes                               $ 63,000      $(16,000)
     Change in deferred tax asset valuation allowance    (63,000)        16,000
                                                         ---------     ---------

                                                         $       0     $       0
                                                         =========     =========

      A reconciliation of income tax (credit) at the statutory rate to the
Company's actual income tax expense (credit) is shown below:

                                                         2001            2000
                                                       --------        ---------

          Computed at the statutory rate (34%)         $(4,800)        $(41,046)

          Increase (decrease) resulting from:
             Change in deferred tax asset              (63,000)          16,000
               valuation allowance
             Expiration of tax credits                  66,000               --
             Other                                       1,800          (25,046)
                                                       --------        ---------

          Actual tax credit                            $      0        $       0
                                                       ========        =========

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 7:  INCOME TAXES (Continued)

   The tax effects of temporary differences related to deferred taxes were:

                                                      2001             2000
                                                    ---------       ----------
     Deferred tax assets:
       Allowance for doubtful accounts              $  38,000       $   25,000
       Net operating loss carryforwards               768,000          739,000
       General tax credits                             46,000          112,000
       Other                                             --             14,000
                                                    ---------       -----------

                                                      852,000          890,000

     Deferred tax liabilities:
       Property and equipment                        (164,000)        (139,000)
                                                    ----------      -----------

     Net deferred tax asset before valuation          688,000          751,000
       allowance                                    ----------      -----------

     Valuation allowance:
       Beginning balance                             (376,000)        (360,000)
       Decrease (increase)                             63,000          (16,000)
                                                    ----------      -----------
       Ending balance                                (313,000)        (376,000)
                                                    ----------      -----------

     Net deferred tax asset                         $ 375,000       $  375,000
                                                    ==========      ===========

   As of January 31, 2001, the Company had approximately $46,000 of tax credits available to offset future federal income taxes. These credits expire in 2002.
The Company also has unused operating loss carryforwards of approximately
$1,970,000, which expire between 2005 and 2021.

NOTE 8:  PROFIT SHARING PLAN

   During the fiscal year ended January 31, 1999, the Company established a
SIMPLE IRA profit-sharing plan covering employees with two years or more of service. Contributions are limited to 3% of total compensation paid participants during the plan year. Contributions to the Plan were $20,000 and $20,800 for
2001 and 2000, respectively.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 9:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.
Those matters include the following:

Significant Agreements
----------------------

   The Company earned approximately 30% and 40% of its surcharging fees from
ATMs containing UFC's vault cash during the years ended January 31, 2001 and
2000, respectively. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of
Universal Money Center's management and the Company. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

   Additionally, the Company has an agreement with UFC, which provides for a fee
(or payment) from UFC for administrative services performed by the Company. The fee or payment is equivalent to the net income (or loss) of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). The Company recorded expenses of $13,836 and revenues of $32,972 for the years ended January 31, 2001 and
2000, respectively.

Significant Customers
---------------------

   The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 93 and 88 ATMs, respectively, as of January 31, 2001 and 2000, respectively, have been installed at their locations. The aggregate revenues from these companies accounted for approximately 25% and 32% of the Company's revenues for 2001 and 2000, respectively.

Fees
----

   Currently, the Company is permitted to charge a "surcharge" to users of the
Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended
January 31, 2001 and 2000, the Company recognized revenue of $5,376,006 and
$4,228,151, respectively, from surcharges.

Deferred Income Taxes
---------------------

   The Company has recorded a deferred tax asset of $375,000 at January 31,
2001, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2020. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax assets considered realizable could be increased or decreased in the near term if estimates of future taxable income during the carryforward period change.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

NOTE 9:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS (Continued)

Litigation
----------

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

   On March 2, 2001, a vault cash provider filed a claim against the Company for
$202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for the Company's ATMs or picked up from those ATMs. Such currency was provided by the Company's vault cash provider. Management and legal counsel believe that the currency held by the armored car service in trust may be specifically identifiable and in such event would be recoverable to the extent specifically identifiable. In addition, management and legal counsel believe that any losses incurred will be covered by the risk property insurance carried by the Company.

NOTE 10:  ADDITIONAL CASH FLOW INFORMATION

                                                          2001          2000
                                                        --------      --------
Noncash Investing and Financing Activities
------------------------------------------

   Capital lease obligations incurred for equipment     $165,211      $750,210

Additional Cash Payment Information
-----------------------------------

   Interest paid                                         136,250        99,204

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
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Item 10.    EXECUTIVE COMPENSATION

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the captions entitled "Election of
Directors", "Security Ownership of Certain Beneficial Owners and Management" and
"Executive Compensation" and "Certain Relationships and Related Transactions" in
the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2001 annual meeting of shareholders, is incorporated into Items 9, 10, 11 and 12 above by reference.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            The exhibits required by this item are listed in the Index to
Exhibits set forth at the end of this Form 10-KSB.

            (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 2001.

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

                                    Dated:  April 30, 2001

            In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ David S. Bonsal           Chairman of the Board, Chief        April 30, 2001
------------------------      Executive Officer and Director
David S. Bonsal               (Principal Executive Officer)

/s/ John L. Settles           President                           April 30, 2001
------------------------      (Principal Financial and
John L. Settles               Accounting Officer)

*/s/ Jeffrey M. Sperry        Director                            April 30, 2001
------------------------
Jeffrey M. Sperry

*/s/ Arthur M. Moglowsky      Director                            April 30, 2001
------------------------
Arthur M. Moglowsky

*By: /s/ David S. Bonsal
     -------------------
      David S. Bonsal
      Attorney-in-fact

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                              Description
------                              -----------

3.1*              Articles of Incorporation of the Company, as amended

3.2**             Amended and Restated By-laws of the Company

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

4.9               Promissory Note dated February 1, 2000 issued by the Company to First National Bank of Kansas (Incorporated by reference from Exhibit 4.9 to the registrant's Quarterly Report on Form
                  10-QSB for the quarter ended April 30, 2000).

      Executive Compensation Plans and Arrangements filed pursuant to Item 13(a)
of Form 10-KSB: Exhibits 10.19 and 10.20.

10.1**            Agreement dated August 15, 1989 among the Company, Funding,
                  David S. Bonsal, John L. Settles and William Smithson

10.2**            Addendum dated August 29, 1989 among the Company, Funding,
                  David S. Bonsal, John L. Settles and William Smithson

10.3**            Letter Agreement dated June 12, 1997 between the Company
                  and Funding

10.4**            Master Equipment Lease Agreement dated October 18, 1996
                  between the Company and Newcourt Communications Finance
                  Corporation (formerly AT&T Credit Corporation)

10.5**            Master Equipment Lease Agreement Schedule dated December
                  30, 1996, between the Company and Newcourt Communications
                  Finance Corporation (formerly AT&T Credit Corporation)

10.6**            Master Equipment Lease Agreement Schedule dated October 30,
                  1996, between the Company and Newcourt Communications
                  Finance Corporation (formerly AT&T Credit Corporation)

10.7**            Master Equipment Lease Agreement Schedule dated February
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

10.17             ATM Sublease January 14, 2000 among Nationwide Money Service,
                  Inc., the Company and Dana Commercial Credit Corporation
                  (incorporated by reference from Exhibit 10.17 to the
                  registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.18             Lease Schedule No. 5 dated March 30, 2000 to Master Lease
                  Agreement dated January 18, 1999 between the Company and Dana
                  Commercial Credit Corporation (incorporated by reference from
                  Exhibit 10.18 to the registrant's Quarterly Report on Form
                  10-QSB for the quarter ended April 30, 2000).

10.19             Restricted Stock Agreement dated January 12, 2001 between
                  the Company and David S. Bonsal.

10.20             Restricted Stock Agreement dated January 12, 2001 between
                  the Company and Pamela A. Glenn.

21**              Subsidiaries of the Registrant

24                Powers of Attorney

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

