Form 10KSB/A
period 2001-01-31
UNIVERSAL MONEY CENTERS INC
filed 2001-05-31
CIK 702167

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
                                   (Mark one)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended January 31, 2001

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                 to
                                     ---------------    -----------

      Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                Missouri                                    43-1242819
                --------                                    ----------
      (State or other jurisdiction of incorporation       (I.R.S. Employer
           or organization)                              Identification Number)

      6800 Squibb Road, Mission, Kansas                        66202
      ----------------------------------                       -----
      (Address of principal executive offices)
           (Zip code)


Issuer's telephone number:  (913) 831-2055
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               ame of each exchange on which registered
        None                                     None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               -------------
$ .01 par value per share
-------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's revenues for the fiscal year ending January 31, 2001 were $8,247,510.

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

                                    PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT.

Directors of the Company

                           A Director
                            of the
                            Company
Name                Age      Since        Principal Occupation
----                ---      -----        --------------------
David S. Bonsal      61       1987     Chairman of the Board and Chief
                                       Executive Officer of the Company

Jeffrey M. Sperry    57       1982     President, CB Richard Ellis,
                                       Albany, New York, real estate company

Arthur M. Moglowsky  64       1981     Attorney and Shareholder,
                                       Bass & Moglowsky, S.C.,
                                       Milwaukee, Wisconsin

     Unless otherwise indicated, each director has had the same principal occupation during the last five years.

     Mr. Bonsal is a principal shareholder of Universal Funding Corporation. See "Certain Relationships and Related Transactions." Mr. Bonsal also serves on the Board of Directors and the Audit Committee of The Ferrite Company, Inc.

     Prior to 1999, Mr. Sperry served as Executive Vice President of Robert Cohn Associates, Inc., Albany, New York, a real estate company.

Executive Officers of the Company

      Our executive officers are as follows:

          Name             Age           Position
          ----             ---           --------
     David S. Bonsal       61       Chairman of the Board of Directors
                                    and Chief Executive Officer

     John L. Settles       58       President

     Pamela A. Glenn       39       Vice President and Corporate Secretary

     Executive officers serve at the pleasure of the Board of Directors. Unless otherwise indicated, each executive officer has had the same principal occupation during the last five years.

     David S. Bonsal has served as our Chairman and Chief Executive Officer since 1988. Mr. Bonsal is also a principal shareholder of Universal Funding Corporation. See "Item 12 - Certain Relationships and Related Transactions."

     John L. Settles has served as our President since June 1999. From 1998 until he joined us, Mr. Settles served as Vice President Business Development of DataLink Systems Corporation, San Jose, California, a wireless information services firm with $6 million in annual revenue, where he was responsible for developing its sales channels. From 1996 to 1998, Mr. Settles was employed by Science Applications International Corp., where he help to create and manage its joint venture with the Venezuelan national oil company, Petroleos del Venezuela, S.A., a provider of Information Technology services with annual sales of $230 million. From 1994 to 1996, Mr. Settles served as the Vice President, Systems and Client Services Group of Information Network Corp., Phoenix, Arizona, a healthcare information systems firm with annual revenues of $10 million. Mr. Settles was our President from April 1989 through October 1990 and is a principal shareholder of Universal Funding Corporation. See "Certain Relationships and Related Transactions."

     Pamela A. Glenn has served as Vice President since May 1995 and Corporate Secretary since September 1995. Ms. Glenn served as our Sales Representative and Account Manager from 1991 to May 1995 and held various positions with us from 1982 to 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission and to provide copies to us. Based solely upon a review of the copies of such reports provided to us and written representations from directors and executive officers, we believe that such persons have complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2001.


Item 10.   EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning the compensation paid and awarded for the years indicated to our Chief Executive Officer and to each of our executive officers who received compensation in excess of $100,000 for services rendered in all capacities to us and our subsidiaries during the fiscal year ended January 31, 2001.


Summary Compensation Table


                                  Annual Compensation        Long-Term
                                                            Compensation
 Name and                                                    Restricted              All Other
Principal Position    Year      Salary($)    Bonus($)(1)    Stock Award($)(2)   Compensation ($)(3)
                      ----      ---------    -----------    -----------------   -------------------
David S. Bonsal,      2001      $125,000     $       0          $20,000              $3,750
Chief Executive       2000       125,000         1,500                0               4,314
Officer               1999       125,000         1,500                0               4,620


John L. Settles       2001       118,560             0                0               3,600
President (4)         2000        77,804         1,500                0                   0
                      1999       -------        ------         --------             --------

------------------------

(1) Includes bonuses received in the reported year. The payment of bonuses is at the discretion of the Board of Directors.

(2) The restricted stock award consists of 50,000 shares of common stock vesting in four equal installments, on March 31, June 30, September 30 and December 31, 2001. The value of the restricted shares shown is based upon our valuation of unrestricted shares. Any dividends paid on any share of restricted stock would be held in escrow by us with the share of restricted stock, and would be subject to vesting to the same extent as the share of restricted stock. 50,000 shares of restricted stock having a value of $20,000 were held in escrow for the benefit of the executive as of the end of the fiscal year ended January 31, 2001.

(3) The amounts shown in this column for 2001 consist of contributions by us under our SIMPLE IRA Plan.

(4)   John Settles joined us as President in June 1999.


Director Compensation

     We currently pay each non-employee director a cash fee of $750 for each Board meeting attended in person and a cash fee of $250 for each Board meeting attended by telephone. Directors are reimbursed for certain reasonable expenses incurred in attending meetings. Officers do not receive any additional compensation for serving as members of the Board of Directors.

     We currently do not pay committee members fees for attending committee meetings. Committee members are reimbursed for certain reasonable expenses incurred in attending meetings.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of May 1, 2001, with respect to the beneficial ownership of the common stock by (a) each beneficial owner of more than 5% of the outstanding shares thereof, (b) each director and each nominee to become a director, (c) each executive officer named in the Summary Compensation Table in Item 10 hereof and (d) all executive officers, directors as a group.

                                                                Percent of
                                     Number of Shares           Common Stock
Name of Beneficial Owner             Beneficially Owned         Outstanding(1)
------------------------             ------------------         --------------

David S. Bonsal (2)                       2,286,841                  55.0%

Jeffrey M. Sperry                            12,478                    *

Arthur M. Moglowsky                          14,888                    *

Directors and executive officers as       2,396,147                  57.6%
a group  (5 persons)

--------------
*  Represents beneficial ownership of less than one percent.

(1) Percentages are determined in accordance with Rule 13d-3 under the Exchange Act.

(2) The address of Mr. Bonsal is c/o Universal Money Centers, Inc., 6800 Squibb Road, Mission, Kansas 66202.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Universal Funding Corporation

     We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation ("Funding"), since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Funding was formed in 1989 by David S. Bonsal, the Chairman of our Board of Directors, John L. Settles, our President, and William Smithson, a shareholder. Each of these individuals had a one-third ownership interest in Funding. During the last fiscal year, Mr. Smithson sold his interest to Messrs. Bonsal and Settles, and each of them has a one-half interest in Funding.

     In 1989, we sold approximately 60 ATMs to Funding for which Funding had agreed to provide vault cash. Funding requested the sale of the ATMs to Funding as a condition to providing vault cash, in order to provide additional protection against seizure of Funding's vault cash by our creditors. We also entered into a Management Agreement with Funding in 1989. The Management Agreement was designed to provide us with the economic benefits of ownership and operation of the ATMs sold to Funding, while providing to shareholders and lenders of Funding the protection from our creditors and the investment return necessary to attract their investment.

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

     We earned management fees from (paid expenses to) Funding of $(13,836) and $32,972 in fiscal years 2001 and 2000, respectively. At January 31, 2001 and 2000, we had a receivable for accrued and unpaid management fees of $0 and $7,228, respectively. Pursuant to the Management Agreement, we assume the risk of theft or other shortages of cash from the ATMs for which Funding supplies vault cash. We incurred losses of $1,830 and $19,470 from vault cash shortages in fiscal 2001 and 2000, respectively.

     Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., a wholly owned subsidiary of ours ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner, (iii) our employees, and (iv) other lenders. The loans generally have a term of 30 days and typically are rolled over at maturity. As of January 31, 2000, Funding paid interest on loans at rates ranging from 12 - 18% per annum. As of January 31, 2001, Universal Funding paid interest on loans at rates ranging from 12 - 18% per annum. At January 31, 2001, the aggregate outstanding amount of the loans was approximately $1,952,000, of which $194,415 was owed to EFT, approximately $1,020,900 was owed to Mr. Bonsal and the related limited partnership, approximately $46,240 was owed to John L. Settles, our President, approximately $29,070 was owed to other employees of ours and approximately $661,400 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2001 and 2000 were $977,200 and $815,300, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2001 and 2000 was $57,590 and $72,325, respectively.

     The interest rate on loans from David S. Bonsal and the related limited partnership that were outstanding during fiscal 2001 and 2000 and at January 31, 2001 was 15% per annum. The total interest paid by Funding to David S. Bonsal and the related limited partnership for loans to Funding was $235,423 in fiscal 2001 and $259,117 in fiscal 2000. The interest rates on loans from John L. Settles, our President, that were outstanding during fiscal 2001 and 2000 and at January 31, 2001 were 15 - 18% per annum. The total interest paid by Funding to John L. Settles for loans to Funding was $13,068 in fiscal 2001 and $16,830 in fiscal 2000.

     As noted above, the shareholders of Funding receive a return on their equity investment in Funding each month before Funding pays the management fee to us. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Funding and is paid on the equity investment at a rate of 18% per annum. For each of fiscal 2001 and 2000, the amount paid by Funding to the shareholders of Funding as a return on equity investment was approximately $24,962 and $24,894, respectively.

     We have obtained access to additional sources of vault cash in recent years as a result of the improvement in its financial condition. See Item 6, "Management's Discussion and Analysis OR PLAN OF OPERATION - Liquidity and Capital Resources".

Deferred Compensation

     During the fiscal year ended January 31, 2001, we paid approximately $140,000 to David S. Bonsal, our Chairman and Chief Executive Officer, for compensation which was deferred during fiscal years 1994 through 1996 in an attempt to improve our cash flow during those years.

     Mr. Bonsal forgave payment of accrued interest of approximately $41,000 over the deferred amount.

Personal Guarantees of Company Obligations

     As a result of our prior financial problems, certain lenders required the personal guarantee of David S. Bonsal, our Chairman and Chief Executive Officer, as a condition to loaning funds to us to finance the purchase of new and replacement ATMs. Our payment of the following obligations of ours has been personally guaranteed by Mr. Bonsal:

      1. Capital Lease dated December 30, 1996, between Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation) and us, in the principal amount of $440,365. The lease requires monthly payments by us through November 2000.

      2. Capital Lease dated October 30, 1996, between Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation) and us, in the principal amount of $66,427. The lease requires monthly payments by us through September 2000.

      3. Capital Lease dated February 28, 1997, between Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation) and us, in the principal amount of $119,594. The lease requires monthly payments by us through January 2001.

      4. A promissory note dated June 3, 1996, issued by us to Bank 21 (formerly The Farmers Bank) in the principal amount of $57,570. The note is due on demand, and if no demand is made, the note is due in installments through January 2001.

      5. A promissory note dated August 20, 1996, issued by us to Bank 21 (formerly The Farmers Bank) in the principal amount of $222,200. The note is due on demand, and if no demand is made, the note is due in installments through November 2001.

     Under the terms of each of the capital leases described in Items 1 - 3 above, Mr. Bonsal's personal guarantee is to be released under each lease if we comply with our obligations under the respective lease for twenty-four (24) months after the date of such lease and we are not in default under the respective lease at the end of the twenty-four (24) month period. Mr. Bonsal's personal guarantee of these leases was released in April 1999.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.

                               /s/ David S. Bonsal
                               -----------------------------------
                               David S. Bonsal
                               Chairman of the Board
                               and Chief Executive Officer

                               Dated:  May 30, 2001

          In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date


/s/ David S. Bonsal       Chairman of the Board, Chief        May 30, 2001
---------------------
David S. Bonsal           Executive Officer and Director
                          (Principal Executive Officer)


*/s/ John L. Settles       President                           May 30, 2001
---------------------
John L. Settles           (Principal Financial and
                          Accounting Officer)


*/s/ Jeffrey M. Sperry     Director                            May 30, 2001
---------------------
Jeffrey M. Sperry


*/s/ David S. Bonasal      Director                            May 30, 2001
---------------------
Arthur M. Moglowsky


*By:/s/ David S. Bonsal
    -------------------------
    David S. Bonsal
    Attorney-in-fact