Form 10QSB
period 2001-04-30
UNIVERSAL MONEY CENTERS INC
filed 2001-06-14
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _______________

           Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)


                 Missouri                              43-1242819
       (State of other jurisdiction         (I.R.S. Employer Identification No.)
       of incorporation or organization)


                     6800 Squibb Road, Mission, Kansas 66202
                    (Address of principal executive offices)



                                 (913) 831-2055
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      Number of shares outstanding of each of the issuer's classes of common equity as of June 8, 2001: 4,157,378 shares of Common Stock, $.01 par value per share.

      Transitional Small Business Disclosure Format:  Yes ____  No X
                                                                   -

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Part I, Item 2 "Management's Discussion and Analysis or Plan of Operation--Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                          April 30, 2001    January 31, 2001
                                          --------------    ----------------
                                           (Unaudited)
CURRENT ASSETS
Cash                                        $67,486            $580,248
   Accounts receivable - trade, less
      allowance for doubtful accounts:
      $98,238 at April 30 and
      January 31, 2001                      226,008             282,132
   Note receivable - affiliate              714,415             194,415
   Prepaid expenses and other                86,757              48,226
   Interest receivable - affiliate            6,060                  --
                                          ---------           ---------
                Total Current Assets      1,100,726           1,105,021
                                          ---------           ---------

PROPERTY AND EQUIPMENT, At cost
   Equipment                              4,977,062           5,002,755
   Leasehold improvements                     2,650               2,650
   Vehicles                                  11,434              11,434
                                          ---------           ---------
                                          4,991,146           5,016,839
   Less accumulated depreciation          2,745,950           2,593,596
                                          ---------           ---------
                                          2,245,196           2,423,243
                                          ---------           ---------

OTHER ASSETS
   Deferred income taxes                    375,000             375,000
   Prepaid Rent                              62,814              72,237
   Other                                     37,266              39,266
                                             ------            --------
                                            475,080             486,503
                                            -------            --------


                                         $3,821,002          $4,014,767
                                         ==========          ==========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          April 30, 2001    January 31, 2001
                                          --------------    ----------------
                                           (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt
     and capital lease obligations          $412,098           $418,295
   Accounts payable                          543,152            586,437
   Accounts payable--affiliate                77,188             24,366
   Accrued expenses                           79,935            182,366
                                           ---------          ---------
            Total Current Liabilities      1,112,373          1,211,464
                                           ---------          ---------

LONG-TERM DEBT AND CAPITAL LEASE             793,877            895,104
OBLIGATIONS                                ---------          ---------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
     stated value; 40,000,000 shares
     authorized; issued April 30 and
     January 31, 2001 - 4,082,378
     shares and 4,057,378 shares,
     respectively                             40,824             40,574
   Additional paid-in capital             19,752,044         19,742,294
   Retained earnings (deficit)           (16,215,808)       (16,212,361)
                                         ------------       ------------
                                           3,577,060          3,570,507
   Less treasury stock, at cost; common;
      27,916 shares                       (1,662,308)        (1,662,308)
                                          -----------       ------------
                                           1,914,752          1,908,199
                                          -----------       ------------


                                          $3,821,002         $4,014,767
                                          ==========        ============

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000

                                   (UNAUDITED)

                                              2001             2000
                                              ----             ----

NET REVENUES                              $2,157,416         $1,928,358

COST OF REVENUES                           1,732,939          1,526,965
                                          ----------         ----------

GROSS PROFIT                                 424,477            401,393

OPERATING EXPENSES                           418,493            446,887
                                          ----------         ----------

INCOME (LOSS) FROM OPERATIONS                  5,984            (45,494)
                                          -----------       ------------

OTHER INCOME (EXPENSE)
   Interest income                            19,274             10,714
   Interest expense                          (28,704)           (38,728)
                                          -----------       ------------
                                              (9,430)           (28,014)

INCOME (LOSS) BEFORE INCOME TAXES             (3,446)           (73,508)
                                          -----------       ------------

NET INCOME (LOSS)                         $   (3,446)       $   (73,508)
                                           ==========        ===========


BASIC AND DILUTED EARNINGS (LOSS) PER     $    (.001)       $     (.037)
SHARE                                      ===========       ===========




See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 2001 AND 2000

                                   (UNAUDITED)

                                              2001              2000
                                              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                      $   (3,446)        $  (73,508)
   Items not requiring (providing) cash:
      Depreciation and amortization          176,620            191,868
      Common Stock issued as compensation     10,000                  -
   Changes in:                                                        -
      Accounts receivable                     50,064            (55,827)
      Prepaid expenses and other               1,672           (132,169)
      Accounts payable and accrued
      expenses                               (92,894)          (182,292)
                                          -----------        -----------
           Net cash provided by (used in)
           operating activities              142,016           (251,928)
                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in note receivable
   affiliate                                (520,000)           450,300
   Purchase of property and equipment        (28,697)          (280,031)
   Proceeds from sale of property and
   equipment                                   1,344
                                          -----------        -----------
           Net cash provided by (used in)
           investing activities             (547,353)           170,269
                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term
     debt and capital lease obligations     (107,425)          (166,902)
   Proceeds from issuance of long-term
     debt                                          -            178,300
                                          -----------        -----------
           Net cash provided by (used in)
           financing activities             (107,425)            11,398
                                          -----------        -----------

DECREASE IN CASH                            (512,762)           (70,261)

CASH, BEGINNING OF PERIOD                    580,248            118,991
                                          -----------        -----------

CASH, END OF PERIOD                       $   67,486        $    48,730
                                          ==========        ============



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED APRIL 30, 2001 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of April 30, 2001, and the consolidated results of its operations and cash flows for the periods ended April 30, 2001 and 2000. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended January 31, 2001.

NOTE 2:  STOCK TRANSACTIONS

      At the Company's annual meeting on June 6, 2000, the shareholders approved a 1:20 reverse stock split which became effective in July 2000. The number of shares of common stock shown in the accompanying balance sheet are stated after giving effect to the reverse stock split.

      On September 25, 2000, the Company issued 2,014,809 shares of common stock in connection with a rights offering and raised $770,924 of capital, after payment of offering expenses of $35,000.

      During the fiscal year ended January 31, 2001, the Company's Board approved restricted common stock awards of common stock to two key employees (50,000 shares each). The fair value of the restricted common stock was approximately $40,000 at the grant date. Compensation expense will be recognized by the Company as the shares vest. The shares vest in four equal installments at the end of each calendar quarter of 2002. As of April 30, 2001, a total of 25,000 shares have vested. In connection with this incentive compensation, the Company will provide a cash bonus to the recipients to offset their tax liability.

NOTE 3:  LITIGATION

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

      On March 2, 2001, a vault cash provider, Wilmington Savings Fund Society, filed a claim against the Company for $202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for the Company's ATMs or picked up from those ATMs. Such currency was provided by the Company's vault cash provider. Management and legal counsel believe that the currency held by the armored car service in trust may be specifically identifiable and in such event would be recoverable. In addition, management and legal counsel believe that any losses incurred will be covered by applicable risk property insurance.

Item 2.  Management's Discussion and Analysis or Plan of Operation Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At April 30, 2001, the network consisted of approximately 416 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 102 ATMs owned by banks and 80 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. The Company also has ATMs in K-Mart stores in Illinois. Other ATMs are located in California, Colorado, Florida, Maryland, New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

      To promote usage of ATMs in its network, the Company has relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use in ATMs operated by another member of the organization to process a transaction. The Company has relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in its markets. Each of these organizations consist of members who are banks, ATM network operators and other companies sponsored by member banks. The Company also has relationships with major credit card issuers such as Visa, MasterCard and Discover which enable the holder of a credit card to use ATMs in the Company's network to process a transaction.

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

      In addition to revenues derived from interchange and surcharge fees, the Company also derives revenues from providing network management services to banks and third parties owning ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs. The Company has also begun to earn revenues for processing debit card transactions for its bank customers. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from their checking accounts. The Company earns a small surcharge for each debit card transaction processed by it for its bank customers. The Company does not earn a fee for transactions processed for banks that are not its customers. See Annual Report on Form 10-KSB for fiscal year ended January 31, 2001--Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Overview."

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

Comparison of Results of Operations for the Three Months Ended April 30, 2001 and April 30, 2000.

      Revenues. The Company's total revenues increased to $2,157,416 for the three months ended April 30, 2001 ("first quarter 2002") from $1,928,358 for the three months ended April 30, 2000 ("first quarter 2001"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 595 in first quarter 2002 from 523 in first quarter 2001. Surcharge fees increased to $1,388,212 or 64.3% of total revenues in first quarter 2002 from $1,281,074 or 66.4% of total revenues in first quarter 2001. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network from 527 in first quarter 2001 to 598 in first quarter 2002. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $652,366 in first quarter 2002 from $469,356 in first quarter 2001. Revenues received/expenses incurred from Funding under a Management Agreement between the Company and Funding decreased to $(47,532) in first quarter 2002 from $(13,254) in first quarter 2001. See "--Revenues from/Payments to Funding" below. The Company's revenues from network services provided to banks and third parties decreased to $164,370 in first quarter 2002 from $191,182 in first quarter 2001. This decrease was caused primarily because of the reduction of billings to one user.

      Revenues from/Payments to Funding. The Company has a relationship with its affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At April 30, 2001 and 2000, Funding had vault cash located in approximately 218 and 247 ATMs, respectively, owned by the Company.

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

      The loss suffered by the Company from Funding under the Management Agreement was $47,532 in first quarter 2002, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $47,532 consisted of $178,762 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $220,224 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. The loss suffered by the Company from Funding under the Management Agreement was $13,254 in first quarter 2001, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $13,254 consisted of $259,418 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $266,534 and Funding's return on equity payment to shareholders of Funding in the amount of $6,138.

      The revenues earned by Funding from interchange fees declined in first quarter 2002 from first quarter 2001, as a result of the reduction in the number of ATMs and the level of performance for the ATMs for which Funding provided vault cash. The increase in Funding's expenses in first quarter 2002 from first quarter 2001 was caused principally by higher armored security charges. For additional information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,732,939 in first quarter 2002 from $1,526,965 in first quarter 2001. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization, and vault cash rental costs. The increase in cost of revenues is principally due to higher vault cash rental costs and increased interchange and surcharge rebates, operational salaries and telecommunications expenses. Rebates increased to $675,837 in first quarter 2002 from $610,503 in first quarter 2001.

      Gross Margin. Gross profit as a percentage of revenues was 19.7% in first quarter 2002 and 20.8% in first quarter 2001. The decrease in first quarter 2002 was caused by a number of factors, including lower revenues from Funding, increased interchange and surcharge rebates (due to increased competition) and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses decreased to $418,493 in first quarter 2001 from $446,887 in first quarter 2001. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease is principally attributable to lower professional fees and lower bad debt expense write-offs.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $19,274 in first quarter 2002 from $10,714 in first quarter 2001 as a result of higher average outstanding balances.

      Interest Expense. Interest expense decreased to $28,704 in first quarter 2002 from $38,728 in first quarter 2001. This decrease was attributable to decreased capital lease obligations and notes payable.

      Net Income or Loss Before Taxes. The Company had a net loss before taxes of $3,446 during the three months ended April 30, 2001 compared to a net loss before taxes of $73,508 during the three months ended April 30, 2000 as a result of the factors discussed above.

      Income Taxes. The Company paid no income taxes for first quarters 2001 and 2002 as a result of the loss. The Company has a deferred tax asset net recorded (net evaluation allowance) of $375,000, which is an estimate of the amount that will be realized through future taxable income. The amount of the deferred tax asset could be increased or reduced in the near term if estimates of future taxable income change. As of April 30, 2001, the Company had approximately $46,000 of tax credits available to offset future federal income taxes. These credits expire in calendar year 2002. The Company also has unused operating loss carryforwards of approximately $1,970,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

      At April 30, 2001, the Company had a working capital deficit of $11,647 compared to a working capital deficit of $106,443 at January 31, 2001. The ratio of current assets to current liabilities increased to .99 at April 30, 2001 from
 .91 at January 31, 2001.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $142,016 in first quarter 2002 and used net cash of $251,928 in first quarter 2001. Net cash provided by operating activities in first quarter 2002 consisted primarily of depreciation and amortization of $176,620, a decrease in accounts receivable of $50,064 and the issuance of $10,000 of common stock as compensation. This was partially offset by a decrease in accounts payable of $92,894 and an increase in prepaid expenses and other of $1,672. Net cash used in investing activities was $547,353 in first quarter 2002, compared to net cash provided by investing activities of $170,269 in first quarter 2001. The net cash used in investing activities resulted primarily from a increase in loans to Funding to provide vault cash. Net cash used in financing activities was $107,425 in first quarter 2002, compared to net cash provided by financing activities of $11,398 in first quarter 2001. This difference occurred because the Company did not enter into any additional capital leases or long-term debt obligations in the first quarter 2002. The Company had cash and cash equivalents of $67,486 at April 30, 2001, compared to cash and cash equivalents of $580,248 at January 31, 2001.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At April 30, 2001 and 2000, Funding had vault cash of approximately $2,400,000 and $2,600,000, respectively, located in approximately 218 and 247 ATMs, respectively, owned by the Company. Universal Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have a term of 30 days and typically are rolled over at maturity. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at April 30, 2001 was $714,415 and at April 30, 2000 was $200,000. See "Comparison of Results of Operations for the Three Months Ended April 30, 2001 and April 30, 2000--Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of April 30, 2001, the Company was renting approximately $2,100,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June, 2001 and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $820,000 was outstanding as of April 30, 2001. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. The Company had obtained approximately $550,000 under the arrangement with Humboldt Bank as of April 30, 2001. The Humboldt Bank arrangement has a term of one year, which automatically renewed in November, 2000 and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Humbolt Bank acquired Tehama Bank early in calendar year 2001. In August, 2000, the Company entered into an arrangement with Wilmington Savings Fund Society allowing it to obtain up to $3,000,000 in vault cash, of which approximately $1,500,000 was outstanding as of April 30, 2001. The Wilmington Savings Fund Society arrangement has a one-year term and may be terminated by Wilmington Savings Fund Society at any time upon breach by us and upon the occurrence of certain other events. See Item 1, Financial Statements - Note 3 "Litigation." Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

      Management believes that the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs and existing capital expenditure obligations. The Company expects that its capital expenditures will increase in the future to the extent that the Company is able to pursue its strategy of expanding its network and increasing the number of installed ATMs. Expansion requires funds for purchase or lease of additional ATMs and for use as vault cash in the ATMs. These increased expenditures are expected to be funded from cash flow from operations, capital leases, and additional borrowings, to the extent financing is available. There can be no assurance that the Company will be able to obtain financing under a credit facility on terms that are acceptable to the Company or at all. If any of the Company's existing financing arrangements are terminated or if the Company seeks additional funding to expand its ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, the Company's ability to maintain and expand its ATM network may be adversely affected. The loss of one or more sources of vault cash funding could have a material adverse effect on the Company's business, results of operations and financial condition.

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

      o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 43 and 50 ATMs as of April 30, 2001;

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

      o The outcome of the litigation filed by Dave Windhorst, a former employee, and the outcome of the claim by Wilmington Savings Fund Society;

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

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

      For information regarding the Company's legal proceedings, see Part I,
Item 1 "Financial Statements--Note 3 to the Condensed Consolidated Financial Statements (Unaudited)."

Item 6  Exhibits and Reports on Form 8-K.

       (a)   Exhibits

             The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

       (b)   Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended April 30, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                                  (Registrant)


Date:  June 14, 2001           By: /s/ David S. Bonsal
                                   ------------------------------------------
                                    David S. Bonsal
                                    Chairman of the Board
                                    and Chief Executive Officer


Date:  June 14, 2001           By: /s/ John L. Settles
                                   ------------------------------------------
                                    John L. Settles
                                    President
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number     Description

3.1*       Articles of Incorporation of the Company, as amended

3.2**      Amended and Restated Bylaws of the Company

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

4.5** Commercial Security Agreement dated August 26, 1996 between the Company and Bank 21 (formerly The Farmers State Bank)

4.6*** Promissory Note dated April 9, 1998 issued by the Company to Bank 21 (formerly The Farmers Bank)

4.7*** Negative Pledge Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

4.8*** Commercial Security Agreement dated April 9, 1998 between the Company and Bank 21 (formerly The Farmers State Bank)

4.9**** Promissory Note dated February 1, 2000 issued by the Company to First National Bank of Kansas.

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

10.19****  Restricted Stock Agreement dated January 12, 2001 between the
           Company and David S. Bonsal.

10.20****  Restricted Stock Agreement dated January 12, 2001 between the
           Company and Pamela A. Glenn.

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

**** Incorporated by reference from the exhibit to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001 which bears the same exhibit number.