Form 10QSB
period 2001-07-31
UNIVERSAL MONEY CENTERS INC
filed 2001-09-14
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2001

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

      Check whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

          Number of shares outstanding of each of the issuer's classes of common equity as of September 12, 2001: 4,157,378 shares of Common Stock, $.01 par value per share

           Transitional Small Business Disclosure Format:   Yes __    No  X
                                                                          -

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

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                     ASSETS


                                                         July 31,   January 31,
                                                           2001        2001
                                                           ----        ----
                                                       (Unaudited)

CURRENT ASSETS
   Cash                                                  $164,581    $580,248
   Accounts receivable - trade, less allowance for
      doubtful accounts:  $127,238 and $98,238
      at July 31 and January 31, 2001, respectively       158,774     282,132
   Note receivable - affiliate                            764,415     194,415
   Prepaid expenses and other                             106,171      48,226
   Interest receivable - affiliate                          7,462          --
                                                          -------     -------
           Total Current Assets                         1,201,403   1,105,021
                                                        ---------   ---------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                            5,009,392   5,002,755
   Leasehold improvements                                   2,650       2,650
   Vehicles                                                11,434      11,434
                                                          -------     -------
                                                        5,023,476   5,016,839
   Less accumulated depreciation                        2,912,105   2,593,596
                                                        ---------   ---------
                                                        2,111,371   2,423,243
                                                        ---------   ---------

OTHER ASSETS
   Deferred income taxes                                  375,000     375,000
   Prepaid Rent                                            53,392      72,237
   Other                                                   36,266      39,266
                                                          -------     -------
                                                          464,658     486,503
                                                          -------     -------

                                                       $3,777,432  $4,014,767
                                                       ==========  ==========

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        July 31,     January 31,
                                                          2001          2001
                                                          ----          ----
                                                      (Unaudited)

CURRENT LIABILITIES
   Current maturities of long-term debt and
      capital lease obligations                         $398,928      $418,295
   Accounts payable                                      549,707       586,437
   Accounts payable--affiliate                            55,288        24,366
   Accrued expenses                                       74,946       182,366
                                                        --------      --------
           Total Current Liabilities                    1,078,869    1,211,464
                                                        ---------    ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS              697,624      895,104
                                                        ---------    ---------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
      stated value; 40,000,000 shares
      authorized; issued July 31, 2001 -
      4,107,378 shares; January 31, 2001
      - 4,057,378 shares                                   41,074       40,574
   Additional paid-in capital                          19,761,794   19,742,294
   Retained earnings (deficit)                        (16,139,621  (16,212,361)
                                                      -----------  ------------
                                                        3,663,247    3,570,507
   Less treasury stock, at cost; common;
      27,916 shares                                    (1,662,308)  (1,662,308)
                                                       ----------   -----------
                                                        2,000,939    1,908,199
                                                        ---------    ----------





                                                       $3,777,432   $4,014,767
                                                       ==========   ==========

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JULY 31, 2001 AND 2000

                                   (UNAUDITED)



                                              Three Months Ended July 31,     Six Months Ended July 31,
                                                 2001             2000           2001         2000
                                                 ----             ----           ----         ----

NET REVENUES                                  $ 2,416,768    $ 2,074,234     $ 4,574,184  $ 4,002,592

COST OF REVENUES                                1,872,805      1,558,529       3,605,744    3,085,494
                                              ------------   ------------    ------------ ------------

GROSS PROFIT                                      543,963        515,705         968,440      917,098

OPERATING EXPENSES                                463,973        425,484         882,466      872,371
                                              ------------   ------------    ------------ ------------

INCOME FROM OPERATIONS                             79,990         90,221          85,974       44,727
                                              ------------   ------------    ------------ ------------

OTHER INCOME (EXPENSE)
    Interest income                                22,526          7,134          41,800       17,848
    Interest expense                              (26,330)       (36,867)        (55,034)     (75,595)
                                              ------------   ------------    ------------ ------------
                                                   (3,804)       (29,733)        (13,234)     (57,747)
                                              ------------   ------------    ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES                  76,186         60,488          72,740      (13,020)

PROVISION FOR INCOME TAXES                             -             -               -            -
                                              ------------   ------------    ------------ ------------

NET INCOME (LOSS)                             $     76,186    $   60,488      $   72,740   $  (13,020)
                                              ============    ===========     ===========  ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
                                              $      0.019    $    0.031      $    0.018   $   (0.007)
                                              ============    ===========     ===========  ===========


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                        4,063,067     1,976,066       4,050,871    1,970,422
                                               ============    ===========     ===========  ===========

                          UNIVERSAL MONEY CEN TERS, INC.

                      CONSOLIDATED STATEMENTS  OF CASH FLOWS

                    SIX MONTHS ENDED JULY 31,  2001 AND 2000

                                   (UNAUDITED)

                                                          2001         2000
                                                        --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $  72,740     $(13,020)
  Items not requiring cash:
    Depreciation and amortization                        356,244      376,410
    Common stock issued as compensation                   20,000       20,000
  Changes in:
    Accounts receivable                                  115,896      (31,217)
    Prepaid expenses and other                           (33,409)    (137,930)
    Accounts payable and accrued expenses               (113,228)    (176,861)
                                                       ----------   ----------
       Net cash provided by operating activities         418,243       37,382
                                                       ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in note receivable-affiliate      (570,000)     424,465
  Purchase of property and equipment                     (48,407)    (366,282)
  Proceeds from sale of property and equipment             1,344            0
                                                       ----------   ----------
       Net cash provided by (used in)
         investing activities                           (617,063)      58,183
                                                       ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                            178,300
  Principal payments under long-term debt and
    capital lease obligations                           (216,847)    (281,519)
                                                       ----------   ----------
       Net cash (used in) financing activities          (216,847)    (103,219)
                                                       ----------   ----------


DECREASE IN CASH                                        (415,667)      (7,654)

CASH, BEGINNING OF PERIOD                                580,248      118,991
                                                       ----------   ----------

CASH, END OF PERIOD                                    $ 164,581    $ 111,337
                                                       ==========   ==========

NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital lease obligations incurred for
        equipment                                      $       0    $ 141,750
                                                       ==========   ==========

                          UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SIX MONTHS ENDED JULY 31, 2001 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2001, and the consolidated results of its operations and cash flows for the six month periods ended July 31, 2001 and 2000. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission.

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

      During the fiscal year ended January 31, 2001, the Company's Board approved restricted common stock awards of common stock to two key employees (50,000 shares each). The fair value of the restricted common stock was approximately $40,000 at the grant date. Compensation expense will be recognized by the Company as the shares vest. The shares vest in four equal installments at the end of each calendar quarter of 2002. As of July 31, 2001, a total of 50,000 shares have vested. In connection with this incentive compensation, the Company will provide a cash bonus to the recipients to offset their tax liability.

NOTE 3:  LITIGATION

      On June 5, 2000, a former officer and employee filed an action against the Company in federal court for unpaid severance compensation and issuance of common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and refiled it in state court in August 2000. The parties are currently conducting discovery. Management and legal counsel believe that the Company has reasonable defenses to this action. The amount of ultimate loss, if any, could differ materially from these estimates.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At July 31, 2001, the network consisted of approximately 433 ATMs owned by the Company, 104 ATMs owned by banks and 78 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. Other ATMs are located in California, Colorado, Florida, Maryland, New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

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

Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2001 and July 31, 2000.

      Revenues. The Company's total revenues increased to $2,416,768 for the three months ended July 31, 2001 from $2,074,234 for the three months ended July 31, 2000 and increased to $4,574,184 for the six months ended July 31, 2001 ("second quarter 2002") from $4,002,592 for the six months ended July 31, 2000 ("second quarter 2001"). This increase is primarily attributable to an increase in the number of ATMs in the Company's network on which the Company imposed surcharge fees for cash withdrawals. The number of such ATMs increased to 612 in second quarter 2002 from 545 in second quarter 2001. Surcharge fees increased to $1,511,607 or 62.5% of total revenues for the three months ended July 31, 2001 from $1,397,679 or 67.4% of total revenues for the three months ended July 31, 2000. Surcharge fees increased to $2,899,819 or 63.4% of total revenues for the six months ended July 31, 2001 from $2,678,753 or 66.9% of total revenues for the six months ended July 31, 2000. The increase in total revenues is also partially due to an increase in the number of ATMs in the Company's network, from 549 in second quarter 2001 to 615 in second quarter 2002. The increase in the number of ATMs resulted in an increase in the number of transactions processed on ATMs in the Company's network. Revenues derived from interchange fees increased to $730,497 for the three months ended July 31, 2001 from $520,305 for the three months ended July 31, 2000, and increased to $1,382,863 for the six months ended July 31, 2001 from $989,661 for the six months ended July 31, 2000. Expenses incurred from Funding under a Management Agreement between the Company and Funding were $9,350 for the three months ended July 31, 2001 and $56,882 for the six months ended July 31, 2001 compared with revenues received from Funding of $35,669 for the three months ended July 31, 2000 and $22,415 for six months ended July 31, 2000. See "--Revenues from Funding" below. The Company's revenues from network management services provided to banks and third parties increased to $184,014 for the three months ended July 31, 2001 from $120,581 for the three months ended July 31, 2000 and $348,384 for the six months ended July 31, 2001 from $311,763 for the six months ended July 31, 2000.

      Revenues from Funding. The Company has a relationship with its affiliate, Funding under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At

July 31, 2001 and 2000, Funding had vault cash located in approximately 221 and 272 ATMs, respectively, owned by the Company.

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

     The losses suffered by the Company from Funding under the Management Agreement were ($9,350) and ($56,882) for the three months and six months ended July 31, 2001. These expenses equal Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of ($9,350) for the three months ended July 31, 2001 consisted of $205,321 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $208,396 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net loss" of ($56,882) for the six months ended July 31, 2001 consisted of $384,083 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $428,620 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345. The revenues received by the Company from Funding under the Management Agreement were $35,669 and $22,415 for the three months and six months ended July 31, 2000. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $35,669 for the three months ended July 31, 2000 consisted of $274,667 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $232,723 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $22,415 for the six months ended July 31, 2000 consisted of $534,085 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $499,257 and Funding's return on equity payment to shareholders of Funding in the amount of $12,413.

      The revenues earned by Funding from interchange fees declined in second quarter 2002 from second quarter 2001, as a result of the reduction in the number of ATMs and the level of performance for the ATMs for which Funding provided vault cash. For additional information, see the Company's Annual Report for Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,872,805 and $3,605,744 for the three months and six months ended July 31, 2001 respectively, from $1,558,529 and $3,085,494 for the three months and six months ended July 31, 2000, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization and vault cash rental costs. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. The increase is also attributable to higher vault cash rental costs, operational salaries and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and six months ended July 31, 2001 was 22.5% and 21.2%, respectively, and for the three months and six months ended

July 31, 2000 was 24.9% and 22.9%, respectively. The decrease for the three months and six months ended July 31, 2001 was caused by a number of factors, including increased interchange and surcharge rebates and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses increased to $463,973 and $882,466 for the three months and six months ended July 31, 2001, respectively, from $425,484 and $872,371 for the three months and six months ended July 31, 2000, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to additional administrative staff, salary increases, technology consulting expenses and bad debt write-off in connection with losses due to ATMs placed at Kmart stores.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $22,526 and $41,800 for the three months and six months ended July 31, 2001, respectively, from $7,134 and $17,848 for the three months and six months ended July 31, 2000, respectively, as a result of higher average outstanding balances.

      Interest Expense. Interest expense decreased to $26,330 and $55,034 for the three months and six months ended July 31, 2001, respectively, from $36,867 and $75,595 for the three months and six months ended July 31, 2000, respectively. This decrease was attributable to decreased capital lease obligations and notes payable.

     Net Income or Loss before Taxes. The Company had net income of $60,488 or $0.031 per share for the three months ended July 31, 2000, compared to net income of $76,186 or $0.019 per share for the three months ended July 31, 2001. The Company had net loss of $13,020 or $0.007 per share for the six months ended July 31, 2000, compared to net income of $72,740 or $0.018 per share for the six months ended July 31, 2001. The net income in the six months ended July 31, 2001 resulted principally for the reasons discussed above.

      Income Taxes. The Company paid no income taxes for the six months ended July 31, 2001 and for three months ended July 31, 2001, utilizing operating loss carryforwards to reduce taxable income to zero. The Company paid no income tax for the six months ended 2000 as a result of a loss. The Company paid no income tax for three months ended July 31, 2000, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 at January 31, 2001 and July 31, 2001, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of July 31, 2001, the Company had approximately $46,000 of tax credits available to offset future federal income taxes. These credits expire in calendar year 2002. The Company also has unused operating loss carryforwards of approximately $1,900,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

      At July 31, 2001, the Company had working capital of $122,534, compared to a working capital deficit of $106,443 at January 31, 2001. The ratio of current assets to current liabilities increased to 1.11 at July 31, 2001 from .91 at January 31, 2001.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $418,243 for the six months ended July 31, 2001 and $37,382 for the six months ended July 31, 2000.

Net cash provided by operating activities for the six months ended July 31, 2001 consisted primarily of net income of $72,740, depreciation of $356,244, a decrease in accounts receivable of $115,986 and an increase in non-cash compensation of $20,000, partially offset by an increase in prepaid expenses and other assets of $33,409, and a decrease in accounts payable of $113,228. Net cash used in investing activities was $617,063 for the six months ended July 31, 2001, compared to net cash provided by investing activities of $58,183 for the six months ended July 31, 2000. The net cash used in investing activities resulted primarily from a increase in loans to Funding to provide vault cash, partially offset by an increase in purchases of plant and equipment (principally
ATMs) in connection with expansion. Net cash used in financing activities was $216,847 for the six months ended July 31, 2001, compared to net cash used in financing activities of $103,219 for the six months ended July 31, 2000. The Company had cash and cash equivalents of $164,581 at July 31, 2001, compared to cash and cash equivalents of $580,248 at January 31, 2001.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At July 31, 2001 and 2000, Funding had vault cash of approximately $2.5 million and $2.75 million, respectively, located in approximately 221 and 272 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at July 31, 2001 was $764,415 and at July 31, 2000 was $225,835. See "Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2001 and July 31, 2000 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of July 31, 2001, the Company was renting approximately $2,500,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June, 2001 and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $870,000 was outstanding as of July 31, 2001. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. The Company had obtained approximately $726,000 under the arrangement with Humboldt Bank as of July 31, 2001. The Humboldt Bank arrangement has a term of one year, which automatically renewed in November, 2000 and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Humbolt Bank acquired Tehama Bank early in calendar year 2001. In August, 2000, the Company entered into an arrangement with Wilmington Savings Fund Society allowing it to obtain up to $3,000,000 in vault cash, of which approximately $2,100,000 was outstanding as of July 31, 2001. The Wilmington Savings Fund Society arrangement has a one-year term and may be terminated by Wilmington Savings Fund Society at any time upon breach by us and upon the occurrence of certain other events. See Item 1, Financial Statements - Note 3 "Litigation." Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

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

Subsequent Events

      Since July 31, 2001, the ATM management servicing contracts with six banks have expired. A back office company provided back office services to these banks and the Company provided ATM management services. Another back office processor who has the capability to providing both back office services and ATM management services recently bought the back office company and has taken over the ATM management servicing for these six banks.

     Written contract with one operator of combination convenience stores and gas stations at which the Company maintains 43 ATMs as of July 31, 2001 has expired. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral arrangement which may be terminated at anytime.

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

      o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 43 and 51 ATMs as of July 31, 2001.

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

      (b)  Reports on Form 8-K
           -------------------

           The Company did not file any reports on Form 8-K during the quarter ended July 31, 2001.

                                   SIGNATURES
                                   ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                                  (Registrant)


Date: September 13, 2001       By: /s/ David S. Bonsal
                                  ---------------------------------
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer



Date: September 13, 2001       By: /s/ John L. Settles
                                  ---------------------------------
                                   John L. Settles
                                    President
                                   (Principal Financial and Accounting Officer)

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