Form 10QSB
period 2001-10-31
UNIVERSAL MONEY CENTERS INC
filed 2001-12-21
CIK 702167

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ---------------------

                                 FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2001

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X      No
                   -----        -----

      Number of shares outstanding of each of the issuer's classes of common equity as of December 12, 2001: 4,157,378 shares of Common Stock, $.01 par value per share

      Transitional Small Business Disclosure Format:   Yes        No  X
                                                           -----    -----

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

Item 1.  Financial Statements

                        UNIVERSAL MONEY CENTERS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                               OCTOBER 31, 2001

                                    ASSETS



                                              October 31, 2001 January 31, 2001
                                              ---------------- ----------------
                                                (Unaudited)
CURRENT ASSETS
   Cash                                            $ 186,473      $   580,248
   Accounts receivable-trade, less allowance
      for doubtful accounts: $127,238 and            105,428          282,132
      $98,238 at October 31 and
      January 31, 2001, respectively
   Note receivable - affiliate                       764,415          194,415
   Prepaid expenses and other                         78,231           48,226
   Interest receivable - affiliate                     7,791
                                                   ---------
            Total Current Assets                   1,142,338        1,105,021
                                                   ---------        ---------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                       5,031,485        5,002,755
   Leasehold improvements                              2,650            2,650
   Vehicles                                           11,434           11,434
                                                   ---------        ---------
                                                   5,045,569        5,016,839
   Less accumulated depreciation                   3,077,059        2,593,596
                                                   ---------        ---------
                                                   1,968,510        2,423,243

OTHER ASSETS
   Deferred income taxes                             193,000          375,000
   Prepaid rent                                      123,970           72,237
   Other                                              55,266           39,266
                                                   ---------        ---------
                                                     372,236          486,503
                                                   ---------        ---------



                                                   $3,483,084       $4,014,767

See Notes to Condensed Consolidated
 Financial Statements

                        UNIVERSAL MONEY CENTERS, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                            October 31, 2001 January 31, 2001
                                            ---------------- ----------------
                                                  (Unaudited)

CURRENT LIABILITIES
   Current maturities of long-term debt
        and capital lease obligations            $  393,492       $  418,295
   Accounts payable                                 549,255          586,437
   Accounts payable - affiliate                      47,757           24,366
   Accrued expenses                                 444,501          182,366
                                                 ----------       ----------
            Total Current Liabilities             1,435,005        1,211,464
                                                 ----------       ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS        593,658          895,104
                                                 ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock; $0.01 par value;
      40,000,000 shares authorized;
      issued October 31, 2001 -
      4,132,378 shares; January 31,
      2001 - 4,057,378 shares                        41,324           40,574
   Additional paid-in capital                    19,771,544       19,742,294
   Retained earnings (deficit)                  (16,696,139)     (16,212,361)
                                                 ------------     ------------
                                                  3,116,729        3,570,507
   Less treasury stock, at cost; common;
      27,916 shares                              (1,662,308)      (1,662,308)
                                                 -----------      -----------
                                                  1,454,421        1,908,199



                                                 $3,483,084       $4,014,767









See Notes to Condensed Consolidated
 Financial Statements

                        UNIVERSAL MONEY CENTERS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

                                 (UNAUDITED)



                     Three Months Ended October 31  Nine Months Ended October 31
                             2001          2000        2001             2000
                           ---------  -----------    -----------     ---------

NET REVENUES              $2,073,541   $2,063,847   $6,647,725    $6,066,439

COST OF REVENUES           1,810,521    1,605,078    5,416,265     4,690,572
                        ------------    ---------   ----------     ---------

GROSS PROFIT                 263,020                 1,231,460

OPERATING EXPENSES           449,257      400,537    1,331,723     1,272,908
                        ------------    ---------   ----------     ---------

INCOME (LOSS) FROM          (186,237)                 (100,263)
                        -------------   ---------   -----------
OPERATIONS

OTHER INCOME (EXPENSE)
   Claim Settlement         (188,106)                 (188,106)
   Interest income            24,052       15,597       65,852        33,445
   Interest expense          (24,227)     (35,360)     (79,261)     (110,955)
                        -------------   ---------    ---------     ---------
                            (188,281)                 (201,515)
                        -------------   ---------   -----------

INCOME (LOSS) BEFORE
  INCOME TAXES              (374,518)                 (301,778)

PROVISION FOR INCOME         182,000                   182,000
                        ------------    ---------   ----------
TAXES

NET INCOME (LOSS)       $   (556,518)$     38,469   $ (483,778)   $   25,449
                        =========================     ========    ==========

BASIC AND DILUTED
  EARNINGS (LOSS)
  PER SHARE             $     (0.137)$      0.014   $     (0.119) $     0.011
                        ============= ===========   ============= ===========
SHARE

WEIGHTED AVERAGE SHARES
  OUTSTANDING              4,063,067    2,803,057        4,063,138  2,249,993
                        ============    =========     ============  =========
See Notes to Condensed Consolidated
 Financial Statements

                        UNIVERSAL MONEY CENTERS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                 (UNAUDITED)

                                                      2001           2000
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $(483,778)     $ 25,449
   Items not requiring cash:
     Depreciation and amortization                  538,856        587,827
     Gain on sale of equipment                       (1,821)
     Common stock issued as compensation             30,000         20,000
     Deferred income taxes                          182,000
   Changes in:
     Accounts receivable                            168,913        (66,028)
     Prepaid expenses and other                     (83,783)      (159,036)
     Accounts payable and accrued expenses          248,344       (237,946)
                                                   --------       ---------
       Net cash provided by operating activities    598,731
                                                   --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in note receivable - affiliate         (570,000)      (236,900)
   Purchase of property and equipment              (100,256)      (463,363)
   Proceeds from sale of equipment                    3,999
                                                   ---------
       Net cash used in investing activities       (666,257)      (700,263)
                                                   ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                        178,300
   Principal payments under long-term debt and
     capital lease obligations                     (326,249)      (422,599)
   Proceeds from issuance of common stock                          770,924
                                                   ---------       --------
       Net cash provided by (used in)financing
         cactivities                               (326,249)
                                                   ---------


DECREASE IN CASH                                   (393,775)

CASH, BEGINNING OF PERIOD                           580,248        118,991
                                                   --------       --------

CASH, END OF PERIOD                                $186,473       $115,619
                                                   ========       ========
NONCASH INVESTING AND FINANCING ACTIVITIES

      Capital lease obligations incurred for
        equipment                                  $      0       $165,211
                                                   ========       ========
See Notes to Condensed Consolidated
 Financial Statements

                        UNIVERSAL MONEY CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NINE MONTHS ENDED OCTOBER 31, 2001 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of October 31, 2001, and the consolidated results of its operations and cash flows for the nine month periods ended October 31, 2001 and 2000. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2001, filed with the Securities and Exchange Commission.

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

      During the fiscal year ended January 31, 2001, the Company's Board approved restricted common stock awards to two key employees (50,000 shares each). The fair value of the restricted common stock was approximately $40,000 at the grant date. Compensation expense will be recognized by the Company as the shares vest. The shares vest in four equal installments at the end of each calendar quarter of 2002. As of October 31, 2001, a total of 75,000 shares have vested. In connection with this incentive compensation, the Company will provide a cash bonus to the recipients to offset their tax liability.

NOTE 3: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Litigation. On June 5, 2000, a former officer and employee filed an action against the Company in federal court for damages alleging that the Company failed to issue common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded a compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and refiled it in state court in August
2000. The parties are currently conducting discovery. Management and legal counsel believe that the Company has reasonable defenses to this action. The amount of ultimate loss, if any, could differ materially from these estimates.

      On March 2, 2001, a vault cash provider, Wilmington Savings Fund Society, filed a claim against the Company for $202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for the Company's ATMs or picked up from those ATMs. Such currency was provided by Wilmington Savings Fund Society. The Company settled this matter in November 2001 with Wilmington Savings Fund Society for approximately $188,000, which has been accrued in the October 31, 2001 financial statements. The Company continues to pursue the armored car service and its insurance company for reimbursement.

      Significant Contracts. During August 2001, the ATM management servicing contracts the Company had with six banks expired. A company that has the capability to provide both check processing and ATM management services has taken over the ATM management servicing for these six banks.

      Written contracts with one operator of combination convenience stores and gas stations at which the Company maintained 43 ATMs as of October 31, 2001, expired during August 2001. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time. The contract with another operator of combined convenience stores and gas stations at which the Company maintained 51 ATMs renewed in November 2001 and will automatically renew in 2003 unless terminated 90 days prior to February 2003.

Note 4:  Income Taxes

        As of January 31, 2001, the Company maintained a deferred tax asset of $375,000 comprised primarily of net operating loss carryforwards that expire between 2005 and 2021. During the quarter ended October 31, 2001, management elected to provide a $182,000 valuation allowance against the deferred tax asset, reducing it to $193,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At October 31, 2001, the network consisted of approximately 458 ATMs owned by the Company, 64 ATMs owned by banks and 76 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas City and St. Louis, Missouri and El Paso, Texas metropolitan areas, and the state of Kansas. Other ATMs are located in California, Colorado, Florida, Maryland, New Mexico, North Carolina, Ohio, Oklahoma, and Pennsylvania.

      To promote usage of ATMs in its network, the Company has relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use the card in ATMs operated by another member of the organization to process a transaction. The Company has relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in its markets. Each of these organizations consist of members who are banks, ATM network operators and other companies sponsored by member banks. The Company also has relationships with major credit card issuers such as Visa, MasterCard and Discover which enable the holder of a credit card to use ATMs in the Company's network to process a transaction.

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

      In addition to revenues derived from interchange and surcharge fees, the Company also derives revenues from providing network management services to banks and third parties owning ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs. The Company has also begun to earn revenues for processing debit card transactions for its bank customers. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from their checking accounts. The Company earns a small surcharge for each debit card transaction processed by it for its bank customers. The Company does not earn a fee for transactions processed for banks that are not its customers. See Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001--Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Overview."

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

Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 2001 and October 31, 2000.

      Revenues. The Company's total revenues increased to $2,073,541 for the three months ended October 31, 2001 from $2,063,847 for the three months ended October 31, 2000 and increased to $6,647,725 for the nine months ended October 31, 2001 from $6,066,439 for the nine months ended October 31, 2000. The number of ATMs on which the Company imposed surcharge fees for cash withdrawals increased to 595 at October 31, 2001 from 567 at October 31, 2000. Surcharge fees decreased to $1,372,228 or 66.2% of total revenues for the three months ended October 31, 2001 from $1,399,329 or 67.8% of total revenues for the three months ended October 31, 2000. Surcharge fees increased to $4,272,047 or 64.3% of total revenues for the nine months ended October 31, 2001 from $4,078,082 or 67.2% of total revenues for the nine months ended October 31, 2000. The increase in total revenues is partially due to an increase in the number of ATMs in the Company's network to 598 at October 31, 2001 from 569 at October 31, 2000. Revenues derived from interchange fees increased to $520,840 for the three months ended October 31, 2001 from $513,116 for the three months ended October 31, 2000, and increased to $1,903,703 for the nine months ended October 31, 2001 from $1,502,777 for the nine months ended October 31, 2000. Revenues received from (payments to) an affiliate of the Company, Universal Funding Corporation ("Funding") under a Management Agreement between the Company and Funding were $11,951 and ($44,931) for the three months and nine months ended October 31, 2001, respectively, compared to $10,440 and $32,855 for the three months and nine months ended October 31, 2000, respectively. See "--Revenues from Funding" below. The Company's revenues from providing network management services to banks and third parties increased to $168,522 for the three months ended October 31, 2001 from $140,962 for the three months ended October 31, 2000 and increased to $516,906 for the nine months ended October 31, 2001 from $452,725 for the nine months ended October 31, 2000.

      Revenues from Funding. Under the Management Agreement, the Company has a relationship with Funding under which Funding provides vault cash to certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At October 31, 2001 and 2000, Funding had vault cash located in approximately 232 and 266 ATMs, respectively, owned by the Company.

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

      The revenues received from or losses suffered by the Company from Funding under the Management Agreement were $11,951 and ($44,931), respectively, for the three months and nine months ended October 31, 2001. These revenues or losses equal Funding's "net income" or "net loss" under the Management Agreement for the same period. Funding's "net income" of $11,951 for the three months ended October 31, 2001 consisted of $218,755 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $200,529 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net loss" of ($44,931) for the nine months ended October 31, 2001 consisted of $602,837 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $629,149 and Funding's return on equity payment to shareholders of Funding in the amount of $18,619. The revenues received by the Company from Funding under the Management Agreement were $10,440 and $32,855 for the three months and nine months ended October 31, 2000. The revenues received from or equal to Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $10,440 for the three months ended October 31, 2000 consisted of $277,948 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $261,233 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $32,855 for the nine months ended October 31, 2000 consisted of $812,033 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $760,490 and Funding's return on equity payment to shareholders of Funding in the amount of $18,688.

      The revenues earned by Funding from interchange fees declined in third quarter 2002 from third quarter 2001, as a result of the reduction in the number of ATMs, and the level of performance for the ATMs, for which Funding provided vault cash. For additional information, see the Company's Annual Report for Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation."

      Cost of Revenues. The Company's cost of revenues increased to $1,810,521 and $5,416,265 for the three months and nine months ended October 31, 2001 respectively, from $1,605,078 and $4,690,572 for the three months and nine months ended October 31, 2000, respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization and vault cash rental costs. This increase is principally due to an increase in interchange and surcharge rebates paid to third party owners of ATMs included in the Company's ATM network and to ATM site owners. The increase is also attributable to higher vault cash rental costs, operational salaries and increased telecommunications expenses associated with the larger number of ATMs in the Company's network.

      Gross Margin. Gross profit as a percentage of revenues for the three months and nine months ended October 31, 2001 was 12.7% and 18.5%, respectively, and for the three months and nine months ended October 31, 2000 was 22.2% and 22.7%, respectively. The decrease for the three months and nine months ended October 31, 2001 was caused by a number of factors, including decreased ATM transactions, increased interchange and surcharge rebates and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses were $449,257 and $1,331,723 for the three months and nine months ended October 31, 2001, respectively, compared to $400,537 and $1,272,908 for the three months and nine months ended October 31, 2000, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is principally attributable to increases in administrative staff, salary increases, increases in technology consulting expenses and increases in bad debt write-off in connection with losses due to ATMs placed at Kmart stores.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT"), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income increased to $24,052 and $65,852 for the three months and nine months ended October 31, 2001, respectively, from $15,597 and $33,445 for the three months and nine months ended October 31, 2000, respectively, as a result of higher average outstanding balances.

      Interest Expense. Interest expense decreased to $24,227 and $79,261 for the three months and nine months ended October 31, 2001, respectively, from $35,360 and $110,955 for the three months and nine months ended October 31, 2000, respectively. This decrease was attributable to decreased capital lease obligations and notes payable.

      Net Income or Loss before Taxes. The Company had net loss of $556,518 or $0.14 per share for the three months ended October 31, 2001, compared to net income of $38,469 or $0.01 per share for the three months ended October 31, 2000. The Company had net loss of $483,778 or $0.12 per share for the nine months ended October 31, 2001, compared to net income of $25,449 or $0.01 per share for the nine months ended October 31, 2000. This net loss resulted principally for the reasons discussed above and the following events: (i) a reduction of $182,000 of deferred tax credits deemed to be unrealizeable; (ii) accrual as claim settlement of $188,000 in settlement of the Wilmington Savings Fund Society matter described in Note 3 of the financial statements; and (iii) $100,000 in connection with the loss of banking customers as described in Note 3 of the financial statements.

      Income Taxes. The Company paid no income taxes for the three and nine months ended October 31, 2001, as a result of a loss. The Company paid no income tax for the three and nine months ended October 31, 2000, utilizing operating loss carryforwards to reduce taxable income to zero. In addition, the Company has recorded a deferred tax credit of $375,000 and $193,000, respectively at January 31, 2001 and October 31, 2001, which is primarily a result of operating loss carryforwards which management believes are more likely than not to be realized prior to their expiration between 2005 and 2012. The amount of the deferred tax credit was reduced by $182,000 at October 31, 2001. Realization is dependent on generating sufficient future taxable income to absorb the carryforwards. The amount of the deferred tax credit considered realizable could be increased or reduced in the near term if estimates of future taxable income during the carryforward period change. As of October 31, 2001, the Company had approximately $46,000 of tax credits available to offset future federal income taxes. These credits expire in calendar year 2002. The Company also has unused operating loss carryforwards of approximately $1,970,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

      At October 31, 2001, the Company had working capital deficit of $292,667, compared to a working capital deficit of $106,443 at January 31, 2001. The ratio of current assets to current liabilities decreased to .80 at October 31, 2001 from .91 at January 31, 2001.

      The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Net cash provided by operating activities was $598,731 for the nine months ended October 31, 2001 and $170,266 for the nine months ended October 31, 2000. Net cash provided by operating activities in the nine months ended October 31, 2001 consisted primarily of depreciation of $538,856, a decrease in deferred tax credits of $182,000, non-cash compensation of $30,000, a decrease in accounts receivable of $168,913 and an increase in accounts payable and accrued expenses of $248,344 partially offset by a net loss of $483,778 and an increase in prepaid expenses of $83,783.

      Net cash used in investing activities was $666,257 for the nine months ended October 31, 2001 and $700,263 for the nine months ended October 31, 2000. The net cash used in investing activities for the nine months ended October 31, 2001 resulted primarily from purchases of plant and equipment (principally ATMs) of $100,256 and an increase in notes receivable of $570,000. Net cash used in financing activities was $326,249 for the nine months ended October 31, 2001, compared to net cash provided by financing activities of $526,625 for the nine months ended October 31, 2000. The increase in net cash used in financing activities for the nine months ended October 31, 2001 resulted primarily by a reduction in capital lease obligations. The Company had $186,473 in cash and cash equivalents at October 31, 2001, compared to cash and cash equivalents of $580,248 at January 31, 2001.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At each of October 31, 2001 and October 31, 2000, Funding had vault cash of approximately $2.6 million located in approximately 232 and 266 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at October 31, 2001 was $764,415 and at October 31, 2000 was $887,200. See
"Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 2001 and October 31, 2000 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      In addition, the Company also rents vault cash directly from vault cash providers to use in ATMs owned by the Company in its network. In June 1999, the Company entered into a vault cash arrangement with Tehama Bank under which it could obtain up to $3,000,000 in vault cash. As of October 31, 2001, the Company was renting approximately $2,026,000 under the Tehama Bank arrangement. The Tehama Bank arrangement has a one-year term, which automatically renewed in June, 2001 and may be terminated by Tehama Bank at any time upon 60 days notice or upon breach by the Company or the occurrence of certain other events. In October 1999, the Company entered into an arrangement with Charter Bank allowing it to obtain up to $5,000,000 in vault cash, of which approximately $815,000 was outstanding as of October 31, 2001. The Charter Bank arrangement has a term of three years and may be terminated by Charter Bank upon breach by the Company or upon the occurrence of certain other events. In November 1999, the Company entered into a vault cash arrangement with Humboldt Bank under which it could obtain up to $1,000,000 in vault cash. The Company had obtained approximately $883,000 under the arrangement with Humboldt Bank as of October 31, 2001. The Humboldt Bank arrangement has a term of one year, which automatically renewed in November, 2001 and may be terminated by Humboldt Bank upon breach by the Company or upon the occurrence of certain other events. Humboldt Bank acquired Tehama Bank early in calendar year 2001. In August, 2000, the Company entered into an arrangement with Wilmington Savings Fund Society allowing it to obtain up to $3,000,000 in vault cash, of which approximately $1,660,000 was outstanding as of October 31, 2001. The Wilmington Savings Fund Society arrangement has a one-year term, which automatically renewed in August 2001 and terminated by Wilmington Savings Fund Society at any time upon breach by the Company and upon the occurrence of certain other events. See Item 1, Financial Statements - Note 3 "Litigation." Under each arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. In addition, the Company is required to maintain certain amounts on deposit with each of these vault cash providers to secure repayment of rented vault cash.

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

Trends and Subsequent Events

      ATM management servicing contracts that the Company had with six banks have expired. A company that has the capability to provide both back office services and ATM management services and has taken over the ATM management servicing for these six banks.

      Written contracts with one operator of combination convenience stores and gas stations at which the Company maintained 43 ATMs as of October 31, 2001, expired during August 2001. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time. The contract with another operator of combined convenience stores and gas stations at which the Company maintained 51 ATMs renewed in November 2001 and will automatically renew in 2003 unless terminated 90 days prior to February 2003.

      On November 28, 2001, the President of the Company, John Settles, resigned and signed a Settlement Agreement and Release of All Claims, attached as Exhibit 10.21 to this Form 10-QSB.

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

  o The ability of the Company to maintain its existing relationships with two operators of combination convenience stores and gas stations at which the Company maintains 43 and 51 ATMs as of October 31, 2001.

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

      (b)   Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended October 31, 2001.

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNIVERSAL MONEY CENTERS, INC.
                                (Registrant)


Date: December 21, 2001         By: /s/ David S. Bonsal
                                   ---------------------------------------
                                   David S. Bonsal
                                   Chairman of the Board
                                   and Chief Executive Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
--------                           -------------

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

10.19****   Restricted Stock Agreement dated January 12, 2001 between the
            Company and David S. Bonsal.

10.20****   Restricted Stock Agreement dated January 12, 2001 between the
            Company and Pamela A. Glenn.

10.21 Settlement Agreement and Release of All Claims dated November 28, 2001 between the Company and John L. Settles.

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