Form 10KSB
period 2002-01-31
UNIVERSAL MONEY CENTERS INC
filed 2002-05-16
CIK 702167

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)
|X| Annual Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended January 31, 2002

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to _____________________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 2002 were $8,690,671.

     The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past 60 days.

     The number of shares of the registrant's Common Stock outstanding as of April 21, 2002 was 4,107,378.

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part III of this Form 10-KSB is the information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to its 2002 annual meeting of shareholders.

     Transitional Small Business Disclosure Format (check one): Yes |_|  No  |X|

                          UNIVERSAL MONEY CENTERS, INC.
                            FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

Section                                                        Page


PART I.........................................................................1

  ITEM 1  DESCRIPTION OF BUSINESS..............................................1
  ITEM 2  DESCRIPTION OF PROPERTIES............................................8
  ITEM 3  LEGAL PROCEEDINGS....................................................8
  ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

PART II........................................................................9

  ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............9
  ITEM 6  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10
  ITEM 7  FINANCIAL STATEMENTS................................................19
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................34

PART III......................................................................34

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..........34
  ITEM 10 EXECUTIVE COMPENSATION..............................................34
  ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......34
  ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................34
  ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K....................................34

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-Cautionary Statement Concerning Forward-Looking Statements" for additional information and factors to be considered with respect to forward-looking statements.

                                     PART I

Item 1.    DESCRIPTION OF BUSINESS

Overview

      We are engaged in the business of operating a network of automated teller machines. The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. As of January 31, 2002, the network consisted of approximately 586 ATMs owned by us, approximately 45 ATMs owned by banks and approximately 75 ATMs owned by third party merchants. See "-Recent Developments in Our Business."

      To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use an ATM operated by another member of the organization to process a transaction. We have relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in its markets, all of whose members are banks and ATM network operators and other companies sponsored by member banks. We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

Revenue Sources

      Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

      ATM Network Management Services. In addition to revenues derived from interchange and surcharge fees, we also derive revenues from providing ATM network management services to banks and other third party owners of ATMs included in our ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status and cash condition, notification of ATM service interruptions, in some cases, dispatch of field service personnel for necessary service calls and cash settlement and reporting services. Banks may choose whether to limit transactions on their ATMs to cards issued by the bank or to permit acceptance of all cards accepted on our network. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

      Other Services. Our network has capabilities to earn revenues for services in addition to cash withdrawal and balance inquiry transactions.
These include (i) the ability to distribute financial and other products and services at a low incremental cost, (ii) the ability to dispense postage stamps, coupons and prepaid calling cards, (iii) the ability to provide on screen advertising, and (iv) the provision of on-line point of sale authorization for purchases made at retail outlets with credit and debit cards. In addition, a majority of our ATMs are upgradable for new technologies, including computer chip "smart cards." Smart cards are electronic debit cards that can be used to withdraw cash from ATMs and can be "charged up" through the ATM network and then used to purchase goods from retail locations. We are exploring the viability of these uses and may implement additional services as markets develop.

      Surcharge Fees. In April 1996, national debt and credit card organizations changed the rules applicable to their members, including us, to permit the imposition of surcharge fees on cash withdrawals from ATMs. Our business is substantially dependent upon our ability to impose surcharge fees. Any changes in laws or card association rules materially limiting our ability to impose surcharge fees would have a material adverse effect on us. See "--Regulatory Matters - Surcharge Regulation." Since April 1996, we have expanded the number of ATMs in our network and have expanded our practice of imposing surcharge fees on cash withdrawals on ATMs.

Recent Developments in Our Business

      Debit Cards. We have also begun to earn revenues for processing debit card transactions for our bank customers. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from their checking accounts. We earn a small surcharge for each debit card transaction processed by us for our bank customers. We do not earn a fee for transactions processed for banks that are not our customers.

      Loss of Bank Clients. During fiscal year ended January 31, 2002, ATM management servicing contracts that the Company had with six banks expired. A competitor of ours that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these six banks.

Our Network

      General. ATM locations in our network are concentrated in Kansas (116
ATMs), Maryland (106 ATMs), Missouri (149 ATMs) and Texas (72 ATMs). We also have 45 ATMs in Kmart stores in Illinois. Other ATMs are located in Alabama, Arkansas, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

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

      Significant Relationships. We have oral and written relationships with two operators of combination convenience stores and gas stations and discount stores for whom approximately 43 and 52 ATMs, respectively, have been installed at their locations as of January 31, 2002. In August 2001, the written contract with one operator of these combination convenience stores and gas stations at which the Company maintained 43 ATMs expired. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated by either party at any time. The contract with the other operator of combined convenience stores and gas stations at which the Company maintained 52 ATMs renewed in November 2001 and will automatically renew in 2003 unless terminated 90 days prior to February 2003. In addition, the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. The aggregate revenues from these companies accounted for approximately 16% and 12% of our revenues in fiscal year 2002 and 16% and 9% of our revenues in fiscal year 2001. If one or both of the relationships were terminated and we were unable to find new locations for the ATMs, the termination could have a material adverse effect on us.

      During the fourth quarter of fiscal 2002, we also entered into a third contract to place approximately 101 ATMs in the stores of a third combination convenience store and gas station operator. The ATM site lease agreement expires in October 2006 and may be terminated before the end of the lease term under certain circumstances. As a result of the timing of this transaction, the arrangement did not constitute a material portion of the fiscal 2002 revenue base.

      We also have a relationship with a retailer for whom approximately 207 ATMs have been installed at various locations as of January 31, 2002. The ATM site lease agreement with this retailer expires in October 2003 and the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. The aggregate revenues from this retailer accounted for approximately 13% of our revenues in fiscal year 2002 and 8% of our revenues in fiscal year 2001.

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

      Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 12,564,571 transactions on our network in the fiscal year ended January 31, 2002, of which 3,728,612 were surcharge transactions. We processed a total of 12,480,874 transactions on our network in the fiscal year ended January 31, 2001, of which 3,680,998 were surcharge transactions.

      Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. Our affiliate, Universal Funding Corporation, a Missouri corporation, and commercial vault cash providers currently supply vault cash for approximately one-half of the ATMs owned by us. Certain of our ATMs are sponsored by banks and third party vendors. Vault cash for these ATMs is supplied by the sponsoring bank or vendor. We do not supply vault cash for the ATMs in our ATM network that are owned by banks and third party vendors. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

ATM Network Technology

      ATMs. Most of the ATMs in our network are manufactured by Fujitsu, IBM/Diebold, NCR, or Triton. The wide range of advanced technology available for new ATMs provides our customers with state-of-the-art electronics features and reliability through sophisticated diagnostics and self-testing routines. The different machine types can perform basic functions, such as dispensing cash and displaying account information, as well as providing revenue opportunities for advertising and selling products through the use of color monitor graphics, receipt message printing and stamp and coupon dispensing. Many of our ATMs are modular and upgradeable so we may adapt them to provide additional services in response to changing technology and consumer demand.

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

Relationship with Universal Funding Corporation

      We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation, since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Universal Funding was formed in 1989 by David S. Bonsal, the chairman of our board of directors, John L. Settles, a former President of ours, and William Smithson, a shareholder. In 2000, Mr. Smithson sold his interest in Universal Funding to Mr. Bonsal and Mr. Settles. Each of them now owns one-half of Universal Funding. Mr. Settles was our President from April, 1989 through October, 1990 and then from June, 1999 to November, 2001.

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

      In the Management Agreement, Universal Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from us, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Universal Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management Agreement, we agreed to "drive" the ATMs sold to Universal Funding and to provide accounting, maintenance and communication services. In exchange for these services, Universal Funding agreed to pay us a management fee equal to Universal Funding's "net income". Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal Funding. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Universal Funding and is paid on the equity investment at a rate of 18% per annum, or a total of approximately $25,000 per year. The management fee is to be paid to us on a monthly basis after Universal Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Universal Funding's shareholders. In addition, in the Management Agreement, the shareholders of Universal Funding grant us an option to purchase all of the outstanding stock of Universal Funding at any time for an amount equal to 110% of the capital contributed by the shareholders to Universal Funding plus any arrearages in the payment of expenses due under the Management Agreement. Management believes that the amount of the exercise price would have been approximately $165,000 as of January 31, 2002. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

      Since 1989, the relationship between Universal Funding and us has expanded to cover additional ATMs, as a result of the loss of other sources of financing and in order for us to take advantage of opportunities to place additional ATMs. Universal Funding currently supplies vault cash for approximately one-half of the ATMs owned by us. We lease to Universal Funding the ATMs for which Universal Funding provides vault cash for rent of $10.00 per month. Universal Funding requested the leasing arrangement for our ATMs in order to provide protection against seizure of its vault cash. We have replaced the ATMs originally purchased by Universal Funding, and Universal Funding no longer owns any ATMs in our network. Universal Funding does not provide vault cash for ATMs in our network which are owned by banks or by third party vendors. At January 31, 2002 and 2001, Universal Funding had vault cash of approximately $2,200,000 and $2,000,000, respectively, located in approximately 249 and 218 ATMs, respectively, owned by us.

      Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have terms ranging from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. As of January 31, 2002, Universal Funding paid interest on loans at rates ranging from 11% to 12% per annum. At January 31, 2002, the aggregate outstanding amount of the loans was approximately $2,246,000, of which $139,715 was owed to EFT, approximately $1,025,000 was owed to Mr. Bonsal and the related limited partnership, approximately $68,000 was owed to John L. Settles, a former President of ours, approximately $24,400 was owed to other employees of ours and approximately $1,125,000 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2002 and 2001 were $945,715 and $977,200, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2002 and 2001 was $81,298 and $57,590, respectively.

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

      We have identified the following additional categories of ATM network operators:

      o Financial Institutions. Banks have been traditional deployers of ATMs at their banking facilities. However, many banks are starting to place ATMs in retail environments where the bank has an existing relationship with the retailer. This may limit the availability of locations for our ATMs.

      o Credit Card Processors. Several of the credit card processors have diversified their business by taking advantage of existing relationships with merchants to place ATMs at sites with those merchants.

      o Third Party Operators. This category includes data processing companies that have historically provided ATM services to financial institutions, but also includes small and regional network operators such as us.

      o Companies that have the capability to provide both back office services and ATM management services.

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

Employees

      At January 31, 2002, we had 37 full time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced work stoppages and consider our employee relations to be good. Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.

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

      Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation, but has been banned by several states in which we currently have no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups that believe that surcharges are unfair to consumers. Voters in San Francisco and Santa Monica, California voted in 1999 to bar banks from charging fees to non-customers who use their ATMs. Similar restrictions have been proposed by other cities. The banking industry has resisted these efforts to impose restrictions. We are not aware of the introduction of such legislation or the submission to voters of such referendums applicable to us in any of the states or cities in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where we operate, and such a ban would have a material adverse effect on us. Most of the ATMs in our network are located in Kansas (116 ATMs), Maryland (106 ATMs), Missouri (149
ATMs) and Texas (72 ATMs).

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

Item 3.    LEGAL PROCEEDINGS

      On June 5, 2000, Dave Windhorst, a former President of ours brought an action against us and our individual directors in the United States District Court for the District of Kansas. Mr. Windhorst resigned as our President in May 1999. Mr. Windhorst alleged that the defendants promised that he would receive 100,000 (adjusted for the 1 for 20 reverse stock split conducted in June 2000) shares of our common stock as part of his wages and compensation as an employee. Mr. Windhorst sought judgment against the defendants for an amount equal to the highest value of 100,000 (adjusted for the 1 for 20 reverse stock split conducted in June 2000) shares of our common stock from June 11, 1999 up to and including the day of trial, plus prejudgment interest, penalties, costs and other awards deemed reasonable in the circumstances. In July 2000, we issued 50,000 shares of our common stock to Mr. Windhorst and recorded a compensation expense of $20,000 in response to this claim. Mr. Windhorst voluntarily dismissed the action and refiled it in state court in August 2000. On April 19, 2002, we settled this matter with Mr. Windhorst. Under the settlement agreement, we paid Mr. Windhorst $72,000 in cash in exchange for his release of all claims against us, his dismissal with prejudice of the action, and his transfer to us all of the shares of our common stock he owned, including the 50,000 shares of common stock issued to him in July 2000. The court dismissed the action with prejudice on April 26, 2002.

      An armored car company, Tri-State Armored Services, Inc., provided cash replenishment services for 18 ATMs operated by us in Delaware and adjoining states. Vault cash for these machines was provided by Wilmington Savings Fund Society ("WSFS") under the terms of a Cash Bailment Agreement. On March 2, 2001, Tri-State filed a Chapter 7 Bankruptcy proceeding in the United States Bankruptcy Court for New Jersey. The trustee in bankruptcy took possession of the assets held by Tri-State on the day of his appointment and since that time has inventoried the assets, including approximately $21 million in currency. Claims against Tri-State have been estimated at $50 million or more. We have been told that at the time of the bankruptcy, Tri-State was in possession of approximately $200,000 in currency destined for our ATMs from WSFS or picked-up from those ATMs. WSFS made a claim for $202,555 against us under the terms of the Cash Bailment Agreement. In November 2001, we settled this matter with WSFS for approximately $188,000 which is reflected in our audited consolidated financial statement for and as of January 31, 2002. We continue to pursue the armored car service and its insurance company for reimbursement of this loss.
We are currently investigating the matter and trying to determine if identifiable currency was held by Tri-State. If any of the currency held by Tri-State is specifically identifiable, by bundle markings or otherwise, to the account of the Company, such currency should be recoverable in full from the trustee. In addition, we have given notice to our insurance carrier, under our all risk property insurance policy. Although the insurance carrier has notified the Company that such loss would not be covered by the policy, we believe that under the terms of the policy any loss suffered by it should be covered by insurance and thus, are appealing the decision of the insurance company to the corporate headquarters.

      In addition, we are a party to routine litigation in the ordinary course of business from time to time.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On November 9, 2001, we held our annual meeting of shareholders. At this meeting approximately 99% of the shareholders represented in person or by proxy (accounting for approximately 67.0% of the outstanding shares of our common stock) voted in favor of the following actions:

          o the election of Messrs. David S. Bonsal, Arthur M. Moglowsky and Jeffrey M. Sperry as members of the Board of Directors to serve until the next meeting of shareholders; and

          o our appointment of BKD, LLP as our independent auditors.

                                    PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Related Stockholder Matters

      Currently, there is little, if any, public trading market for our common stock. The common stock is currently eligible to be traded in the over-the-counter market, both on the OTC Bulletin Board and in the "pink sheets". We believe that the common stock trades publicly on a very infrequent basis.

      On January 31, 2002, there were 1,411 record holders of our common stock.

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

Item 6     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Critical Accounting Policies

      The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, management has identified our "critical accounting policies". When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that is appropriate in the specific circumstances. Application of these accounting principles requires our management to make estimates about the future resolution of existing uncertainties. As a result, actual results could differ from these estimates. Accordingly, these policies have the potential to have a significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. Except as separately discussed, we do not believe there is a great likelihood that materially different amounts would be reported under different conditions or by using different assumptions pertaining to the accounting policies described below.

      Revenue Recognition Policies. We recognize revenues as ATM card holders use ATMs or as services are rendered to customers. In connection with recording revenue, estimates and assumptions are required in determining the expected conversion of the revenue streams to cash collected. The reserve estimation process requires that management make assumptions based on historical results, future expectations, the industry's economic and competitive environment, changes in the creditworthiness of our customers, and other relevant factors. Revenues are also adjusted with positive and negative processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business.

      Allowance of Uncollectible Accounts Receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.

      Equipment. ATM equipment comprises a significant portion of our total assets. Changes in technology or changes in our intended use of these assets may cause the estimated period of use or the value of these assets to change. We perform annual internal studies to confirm the appropriateness of estimated economic useful lives for each category of current equipment. Estimates and assumptions used in setting depreciable lives require both judgment and estimates.

Comparison of Results of Operations for the Fiscal Years Ended January 31, 2001 and 2000

      Revenues. Our total revenues modestly increased to $8,690,671 for the fiscal year ended January 31, 2002 ("fiscal 2002") from $8,247,510 for the fiscal year ended January 31, 2001 ("fiscal 2001"). This increase is due to a number of factors, including a modest increase in surcharge fees and interchange fees. This increase was partially offset by increased expenses paid to Universal Funding and a decrease in revenues from network services provided to banks and third parties. Revenues per ATM declined principally because a number of ATMs in the Company's network were newly-placed ATMs, which generally require six months to one year to develop a steady user base. The increase in surcharge fees is partially due to an increase in the number of ATMs in our network on which we imposed surcharge fees for cash withdrawals to 703 in fiscal 2002 from 585 in fiscal 2001. Surcharge fees increased to $5,543,317 or 64% of total revenues in fiscal 2001 from $5,376,006 or 65% of total revenues in fiscal 2001. The increase in the number of ATMs resulted in a modest increase in the number of transactions processed on ATMs in our network. Revenues derived from interchange fees increased to $2,381,858 in fiscal 2002 from $2,205,485 in fiscal 2001. Expenses paid to Universal Funding under the Management Agreement between Universal Funding and us increased to $34,993 in fiscal 2002 compared to $13,836 in fiscal 2001. See the discussion below under "--Revenues from/Payments to Universal Funding." Our revenues from network services provided to banks and third parties decreased to $612,135 in fiscal 2002 from $679,855 in fiscal 2001 in large part as a result of the loss of banking clients.

      Revenues from/Payments to Universal Funding. We have a relationship with our affiliate, Universal Funding Corporation, under which Universal Funding provides vault cash for certain ATMs owned by us. At the request of Universal Funding, we lease all of these ATMs to Universal Funding so that it may protect its vault cash in the ATMs. At January 31, 2002 and 2001, Universal Funding had vault cash located in approximately 249 and 218 ATMs, respectively, owned by us.

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

      The loss suffered by us from Universal Funding under the Management Agreement was $34,993 in fiscal 2002, equal to Universal Funding's "net loss" under the Management Agreement for the same period. Universal Funding's "net loss" of $34,993 consisted of $815,263 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $825,362 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. The loss suffered by us from Universal Funding under the Management Agreement was $13,836 in fiscal 2001, equal to Universal Funding's "net income" under the Management Agreement for the same period. Universal Funding's "net loss" of $13,836 consisted of $1,014,573 in revenues from interchange fees earned by Universal Funding, less Universal Funding's expenses in the amount of $1,003,447 and Universal Funding's return on equity payment to shareholders of Universal Funding in the amount of $24,962. Pursuant to the Management Agreement, Universal Funding's expenses for purposes of computing its "net income" did not include Universal Funding's depreciation, amortization and bad debt expenses, which were $0 in fiscal 2002 and $1,173 in fiscal 2001. Although the number of ATMs which received vault cash from Universal Funding increased from 218 ATMs as of January 31, 2001 to 249 ATMs as of January 31, 2002, we suffered an increased loss primarily because a greater number of the ATMs were newly-placed ATMs. Fees generated are generally lower initially for newly-placed ATMs.

      Cost of Revenues. Our total cost of revenues increased to $7,231,541 in fiscal 2002 from $6,606,520 in fiscal 2001. The principal components of cost of revenues are revenue producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. The increase in cost of revenue is primarily attributable to increased (a) cost related to revenue generating compensation; (b) ATM maintenance expenses; (c) armored car service expenses, (d) telecommunications charges; (e) vault cash rental changes paid to third parties, (f) transaction credits and rebates to retail clients; and (g) leasing ATM equipment. These increases were partially offset by a reduction in surcharge and interchange rebates to bank clients and in amortization and depreciation expenses. A substantial amount of the increased cost of revenues resulted from start-up costs incurred in placing ATMs in approximatly 210 stores for new customers and in expanding our relationship with Kmart.

      Gross Margin. Gross profit as a percentage of revenues was 16.8% in fiscal 2002 and 19.9% in fiscal 2001. The decrease in fiscal 2002 was caused by a number of factors, including increased cost of revenues as a result of expanding the network, increased costs incurred in connection with the placement of ATMs in Kmart stores and the stores of the new group of combined convenience stores and gas stations we are servicing and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. Our total operating expenses increased to $1,908,338 in fiscal 2002 from $1,618,450 in fiscal 2001. The principal components of operating expenses are professional fees, administrative salaries and benefits, consulting fees, occupancy costs, sales and marketing expenses and administrative expenses. This increase is attributable to higher administrative compensation expenses and other personnel expenses. In addition, we incurred increased legal fees in fiscal 2002 as a result of two legal disputes, both of which have been resolved. See Item 3, "LEGAL PROCEEDINGS." We also incurred additional costs in making severance payments to a former President of ours. These increases were partially offset by a decrease in travel expenses.

      Interest Income. Through our subsidiary, EFT, we extend short-term loans to Universal Funding, which uses the proceeds as vault cash in the ATMs owned by us. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Universal Funding to us on the outstanding balance of these loans. Interest income increased to $84,710 in fiscal 2002 from $60,908 in fiscal 2001 as a result of higher average outstanding balances.

      Settlement of WSFS Claim. We also had a one time expense in connection with the payment of approximately $188,000 in cash to Wilmington Savings Fund Society ("WSFS") to settle the claim made by WSFS. For a description of the charge relating to WSFS, see Item 3, "LEGAL PROCEEDINGS."

      Loss before Taxes. We had a loss before taxes of $650,855 during the fiscal year ended January 31, 2002 compared to a loss of $14,209 during the fiscal year ended January 31, 2001 as a result of the factors discussed above.

      Reduction of Deferred Tax Asset. We incurred a non-cash loss of $375,000 as a result of our full reservation of our deferred tax asset of $375,000.

      Income Taxes. We paid no income taxes in either fiscal 2002 or fiscal 2001 as a result of a loss before taxes of $650,855 for fiscal 2002 and a loss before taxes of $14,209 for fiscal 2001. Our net loss was $1,025,855 for fiscal 2002 compared to a net loss of $14,209 for fiscal 2001. We have unused operating loss carry forwards of approximately $2,800,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

      Working Capital Deficit. At January 31, 2002, we had a working capital deficit of $921,118, compared to a working capital deficit of $106,443 at January 31, 2001. The ratio of current assets to current liabilities decreased to 0.50 at January 31, 2002 from 0.91 at January 31, 2001. The decrease in working capital and the ratio of current assets to current liabilities was due mainly to the WSFS settlement payment, increased cost of revenue and increased operating expenses as described above.

      Funding Our Operations. We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the rights offering to shareholders conducted in September 2000. Net cash provided by operating activities was $695,029 and $309,872 in fiscal 2002 and fiscal 2001, respectively. Net cash provided by operating activities in fiscal 2002 consisted primarily of depreciation and amortization of $762,644, a decrease in accounts receivable of $212,739, an increase in accounts payable and accrued expenses of $579,238, a write down of deferred income taxes of $375,000 and common stock issued as compensation in the amount of $40,000, partially offset by a net loss of $1,025,855. The cash provided by operating activities in fiscal 2002 and fiscal 2001 allowed us to purchase plant and equipment (principally

ATMs) totaling $605,939 and $723,831 in fiscal 2002 and fiscal 2001, respectively. Net cash provided by financing activities consisted of proceeds from the issuance of long-term debt of $306,900, partially offset by principal payments under long-term debt and capital lease obligations of $453,821. We had cash and cash equivalents of $592,422 at January 31, 2002, compared to cash and cash equivalents of $580,248 at January 31, 2001. Immediately after the end of fiscal year 2002, through our subsidiary EFT, we loaned an additional $375,000 to Universal Funding to provide vault cash to ATMs in our network.

      Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Universal Funding currently provides vault cash for approximately one-half of these ATMs. At January 31, 2002, Universal Funding had vault cash of approximately $2,200,000 located in approximately 249 ATMs owned by us. Universal Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have terms ranging from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Through our subsidiary EFT, we loan funds to Universal Funding for vault cash to the extent that Universal Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Universal Funding. The outstanding balance of the loans from EFT to Universal Funding at January 31, 2002 was $139,715. Immediately after the end of fiscal year 2002, through our subsidiary EFT, we loaned an additional $375,000 to Universal Funding to provide vault cash to ATMs in our network. See Item 1 "DESCRIPTION
OF BUSINESS - Relationship with Universal Funding Corporation."

      We also obtain vault cash under the following arrangements:

      o Chart Bank. In October 1999, we entered into an arrangement with Chart Bank allowing us to obtain up to $5,000,000 in vault cash. In January 2002, Chart Bank reduced the amount available under the arrangement to $1,000,000, of which $900,000 was outstanding as of January 31, 2002. See "--Trends." The Chart Bank arrangement has a term of three years and may be terminated by Chart Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

      o WSFS. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased our limit to $5,000,000 and, as of January 31, 2002, $1,400,000 was outstanding.
          The WSFS arrangement has a one-year term, which automatically renewed in August 2001, and may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

      o First Mariner Bank of Baltimore. Under our new arrangement regarding the new combined convenience stores and gas stations, First Mariner Bank provides vault cash (approximately $1.5 million) for all 101 ATMs placed under that arrangement. This arrangement has a five (5) year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by us and upon the occurrence of certain other events. We are also in the process of trying to negotiate an expansion of our relationship with First Mariner Bank. As compensation for this current arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

      During the fourth quarter of calendar year 2001, two previous vault cash providers, Humbolt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, each bank has made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave us the required notice of their desire to terminate our vault cash arrangement. Under the Tehama Bank arrangement we could rent up to $3,000,000 in vault cash and, as of January 31, 2002, we were renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, we could rent up to $1,000,000 in vault cash and, as of January 31, 2002, were renting approximately $1,300,000 in vault cash. Both arrangements terminated effective as of March 1, 2002. The vault cash being obtained from these banks has been replaced with expansion of our relationship with WSFS and Universal Funding.

      As a result of certain factors discussed below, our liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs associated with our recent expansion efforts, the loss of certain banking clients, increased competition and smaller increases in revenue. In addition, we have incurred additional demands on our available capital in connection with the settlement of the WSFS claim and the other dispute described in Item 3 "LEGAL PROCEEDINGS", the payment of severance to a former President of ours and the start-up expenses associated with our expansion including the acquisition and placement of additional ATMs.

      As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

      Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are fully disclosed in Notes 3 and 4 to our Consolidated Financial Statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. For fiscal 2002, we had no non-cash items compared with $165,211 in non-cash items for fiscal 2001. We anticipate that our capital expenditures for fiscal 2003 will total approximately $610,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2002 and 2005 and provide for lease payments at interest rates up to 10.5% per annum. See Note 4 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

                                          Payments Due by Period

                                       Less than
                              Total    1 year     1-3 years  4-5 Years  After 5
                              --------------------------------------------------
Notes payable and          $  433,190  $184,162  $  249,028   $     0      $0
commercial
Capital lease obligations     820,258   354,983     459,380     5,895       0
Operating leases              682,971   275,005     397,966    10,000       0

Total contractual cash     $1,936,419  $814,150  $1,106,374   $15,895      $0
obligations                =====================================================

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

      Access to Vault Cash. During the fourth quarter of calendar year 2001, two of our vault cash providers, both Humbolt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, each bank has made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave us the required notice of their desire to terminate our vault cash arrangement. Under the Tehama Bank arrangement we could rent up to $3,000,000 in vault cash and, as of January 31, 2002, we were renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, we could rent up to $1,000,000 in vault cash and, as of January 31, 2002, were renting approximately $1,300,000 in vault cash. Both arrangements terminated effective as of March 1, 2002.

      As of January 1, 2002, we have increased our reliance for vault cash on Wilmington Savings Fund Society ("WSFS"). We have renegotiated the rental agreement to permit us to rent up to $5 million. Our prior agreement only allowed us to rent up to $3 million in vault cash. All of the vault cash no longer available from Tehama and Humboldt has been replaced with expansion of our relationship with WSFS and Universal Funding.

      Also in January 2002, Chart Bank reduced the amount of vault cash we could rent under our arrangement from $5,000,000 to $1,000,000. This reduction occurred partially because we generally use less than $1,000,000 of the cash available under the Chart Bank arrangement and we suffered an increased loss in the third quarter of fiscal 2002.

      Prior to the termination in March 2002 of the Tehama and Humboldt arrangements, we had available $11.5 million in vault cash from five separate banks. Following the termination and increase in the WSFS rental limit, we have available $7.5 million of vault cash from three separate banks. Our reliance on WSFS is significant as our arrangement with the bank accounts for approximately 66% of the available vault cash received from the third party banks. While WSFS has indicated no desire to reduce its commitment with us, it may do so at any time.

      Significant Relationships. Written contracts with one operator of combination convenience stores and gas stations at which we maintained 43 ATMs as of October 31, 2001, expired during August 2001. However, we continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time. The contract with another operator of combined convenience stores and gas stations at which we maintained 51 ATMs renewed in November 2001 and will automatically renew in 2003 unless terminated 90 days prior to February 2003.

      Competition. Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. As a result we have seen the loss of some banking clients and the loss of a long term relationship replaced with a short term monthly relationship with one combination store and gas station operator.

      We have been required to pay higher interchange and surcharge rebates to certain ATM site owners and owners of ATMs in our network, as a result of increased competition in the industry. While these rebates were down slightly in 2002, we believe they may continue to increase during fiscal 2003 due to competitive pressures. A continuation of this trend could have a material impact on our results of operations.

      The amount of surcharge fee most commonly charged in the industry for withdrawal transactions has recently increased from $1.50 per transaction to $2.00 per transaction in certain markets. We plan to selectively pursue the higher surcharge fee rates in markets which have demonstrated acceptance of such rates, but do not anticipate pursuing these higher rates in all of our markets.

      Debit Cards. The use of debit cards by consumers has been growing. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from the consumers' checking accounts. An increasing number of merchants are accepting debit cards as a method of payment, and are also permitting consumers to use the debit cards to obtain cash. The increasing use of debit cards to obtain cash may reduce the number of cash withdrawals from our ATMs, and may adversely affect our revenues from surcharge fees. A continued increased in the use and acceptance of debit cards could have a material adverse effect on our business, results of operations and financial condition.

      Loss of Bank Clients. During fiscal year ended January 31, 2002, ATM management servicing contracts that we had with six banks expired. A competitor of ours that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these six banks.

      Decreased Liquidity. As a result of smaller increases in revenues, increased expenses related to settlement of certain claims, increased expansion of our ATM network, the loss of certain banking clients, and the initial start-up period for new ATMs associated with our recent expansion efforts, our liquidity has been reduced significantly. As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. We believe that cash flow from operations will be sufficient to fund operations and to allow us to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing to continue our operations.

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

      o Our ability to maintain our existing relationships with three operators of combination convenience stores and gas stations at which we maintain 43, 52 and 101 ATMs as of January 31, 2002;

      o Our ability to maintain our existing relationship with an operator of retail stores at which we maintain 207 ATMs as of January 31, 2002;

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

Item 7.    FINANCIAL STATEMENTS


                          UNIVERSAL MONEY CENTERS, INC.

                            JANUARY 31, 2002 AND 2001


                                    CONTENTS

                                                                            Page

INDEPENDENT ACCOUNTANTS' REPORT........................................       20

CONSOLIDATED FINANCIAL STATEMENTS
   Balance Sheets......................................................       21
   Statements of Operations............................................       23
   Statements of Changes in Stockholders' Equity ......................       24
   Statements of Cash Flows............................................       25
   Notes to Financial Statements.......................................       26

                         Independent Accountants' Report



Board of Directors
Universal Money Centers, Inc.
Mission, Kansas


      We have audited the accompanying consolidated balance sheets of UNIVERSAL MONEY CENTERS, INC. as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UNIVERSAL MONEY CENTERS, INC. as of January 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ BKD LLP


Kansas City, Missouri
April 11, 2002

                          UNIVERSAL MONEY CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                            JANUARY 31, 2002 AND 2001


                                     ASSETS



                                                           2002         2001
                                                       -----------   ----------
CURRENT ASSETS
   Cash                                                $  592,422    $  580,248
   Accounts receivable - trade, less allowance
     for Doubtful accounts:  2002 - $161,481;
     2001 - $98,238;                                       64,584       282,132
   Note receivable - affiliate                            139,715       194,415
   Prepaid expenses and other                             136,046        48,226
   Interest receivable - affiliate                          4,809            --
                                                       ----------    ----------
           Total Current Assets                           937,576     1,105,021
                                                       ----------    ----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                            5,528,686     5,002,755
   Leasehold improvements                                   2,650         2,650
   Vehicles                                                11,434        11,434
                                                       ----------    ----------
                                                        5,542,770     5,016,839
   Less accumulated depreciation                        3,285,131     2,593,596
                                                       ----------    ----------
                                                        2,257,639     2,423,243
                                                       ----------    ----------

OTHER ASSETS

   Deferred income taxes                                       --       375,000
   Prepaid Rent                                           231,748        72,237
   Other                                                   34,266        39,266
                                                       ----------    ----------
                                                          266,014       486,503
                                                       ----------    ----------

                                                       $3,461,229    $4,014,767
                                                       ==========    ==========



See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                           2002         2001
                                                       ----------    ----------
CURRENT LIABILITIES
   Current maturities of long-term debt and
      Capital lease obligations                        $  486,287    $  418,295
   Accounts payable                                       817,840       586,437
   Accounts payable--affiliate                            248,364        24,366
   Accrued expenses                                       306,203       182,366
                                                       ----------    ----------
           Total Current Liabilities                    1,858,694     1,211,464
                                                       ----------    ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS              680,191       895,104
                                                       ----------    ----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated value;
      40,000,000 shares authorized; issued
      January 31, 2002 - 4,157,378 shares;
      issued January 31, 2001 - 4,057,378 shares           41,574        40,574
   Additional paid-in capital                          19,781,294    19,742,294
   Retained earnings (deficit)                        (17,238,216)  (16,212,361)
                                                       ----------    ----------
                                                        2,584,652     3,570,507
   Less treasury stock, at cost; common;
      27,916 shares                                    (1,662,308)   (1,662.308)
                                                       ----------    ----------
   Total stockholders' equity                             922,344     1,908,199
                                                       ----------    ----------

                                                       $3,461,229    $4,014,767
                                                       ==========    ==========





See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED JANUARY 31, 2002 AMD 2001




                                                           2002         2001
                                                       ----------    ----------

NET REVENUES                                           $8,690,671    $8,247,510

COST OF REVENUES                                        7,231,541     6,606,520
                                                       ----------    ----------

GROSS PROFIT                                            1,459,130     1,640,990

OPERATING EXPENSES                                      1,908,338     1,618,450
                                                       ----------    ----------

INCOME FROM OPERATIONS                                   (449,208)       22,540
                                                       ----------    ----------

OTHER INCOME (EXPENSE)
   Interest income                                         84,710        60,908
   Interest expense                                      (102,896)     (100,002)
   Gain (loss) on disposal of fixed assets                  4,645        (2,345)
   Settlement of WSFS Claim                              (188,106)           --

                                                       ----------    ----------
                                                         (201,647)      (36,749)
                                                       ----------    ----------

   LOSS BEFORE INCOME TAX PROVISION                      (650,855)      (14,209)

   INCOME TAX PROVISION                                   375,000            --

NET LOSS                                              $(1,025,855)     $(14,209)
                                                       ==========    ==========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE               $(0.252)   $    (.005)
                                                       ==========    ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,075,946     2,697,291
                                                       ==========    ==========


See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000





                                          Additional       Retained
                               Common      Paid-In         Earnings        Treasury
                               Stock       Capital         (Deficit)        Stock          Total
                              -------    -----------    ------------     -----------     ----------

BALANCE, JANUARY 31, 2000      19,926     18,972,018     (16,198,152)     (1,662,308)     1,131,484

   Net loss                        --             --         (14,209)                       (14,209)
   Stock issued to former
    employee                      500         19,500                                         20,000
   Stock issued in rights
    offering                   20,148        750,776                                        770,924
                              -------    -----------    ------------     -----------     ----------

 BALANCE, JANUARY 31, 2001    $40,574    $19,742,294    $(16,212,361)    $(1,662,308)    $1,908,199

   Net Loss                                               (1,025,855)                    (1,025,855)
   Common Stock awards          1,000         39,000                                         40,000
                              -------    -----------    ------------     -----------     ----------

 BALANCE, JANUARY 31, 2002    $41,574    $19,781,294    $(17,238,216)    $(1,662,308)      $922,344
                              =======    ===========    ============     ===========     ==========



See Notes to Consolidated Financial Statements

                         UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED JANUARY 31, 2002 AND 2001



                                                           2002         2001
                                                       ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,025,855)   $  (14,209)
  Items not requiring (providing) cash:
    Depreciation and amortization                         762,644       766,425
    (Gain) Loss on disposal of property and
      equipment                                            (4,645)       (2,345)
    Deferred Income Taxes                                 375,000            --
    Common stock issued as compensation                    40,000        20,000

  Changes in:
    Accounts receivable                                   212,739      (162,760)
    Prepaid expenses and other                           (244,092)     (115,438)
    Accounts payable and accrued expenses                 579,238      (181,801)
                                                       ----------    ----------
       Net cash provided by operating activities          695,029       309,872
                                                       ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease (increase) in note receivable -
    affiliate                                              54,700       455,885
  Purchase of property and equipment                     (605,939)     (723,831)
  Proceeds from sale of property and equipment             15,305         6,540
                                                       ----------    ----------
       Net cash provided by (used in)
       investing activities                              (535,934)     (261,406)
                                                       ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt and
    Capital lease obligations                            (453,821)     (536,433)
  Proceeds from issuance of long-term debt                306,900       178,300
  Proceeds from issuance of common stock                       --       770,924
                                                       ----------    ----------
       Net cash provided by (used in)
       financing activities                              (146,921)      412,791
                                                       ----------    ----------

INCREASE (DECREASE) IN CASH                                12,174       461,257

CASH, BEGINNING OF YEAR                                   580,248       118,991
                                                       ----------    ----------

CASH, END OF YEAR                                        $592,422      $580,248
                                                       ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                                        $  102,896    $  136,250
  Capital Lease obligations incurred for
    equipment                                                  --    $  165,211



See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2002 AND 2001


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

      The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of January 31, 2002 and 2001, the Company had approximately 706 and 588 ATMs in the network, respectively.

Operating Segments

      The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated from surcharges, interchange fees and transaction processing in ATMs located in 31 states with a concentration in Missouri, Kansas, Maryland and Texas. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 8.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

      Property and equipment are depreciated over the estimated useful life of each asset, primarily five to seven years. Annual depreciation is computed using the straight-line method.

Principles of Consolidation

      The consolidated financial statements include the accounts of Universal Money Centers, Inc., and its wholly owned subsidiary, Electronic Funds Transfer, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001



NOTE 2:  RELATED PARTY TRANSACTIONS

      The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the President and a stockholder of Universal Funding Corporation (UFC). In addition, the other stockholder of UFC is also a stockholder of the Company.

      The Company assumes the risks of theft or other shortages of cash from the ATMs funded by UFC. As of January 31, 2002 and 2001, UFC had vault cash obligations of approximately $2,200,000 (located in 249 ATMs) and $2,000,000 (located in 218 ATMs), respectively. During the years ended January 31, 2002 and 2001, the Company incurred losses of $40,419 and $1,830 from vault cash shortages.

      The Company and certain members of the Company's management extend loans on an unsecured basis to UFC. UFC uses the proceeds from these loans to provide vault cash to the ATMs. As of January 31, 2002 and 2001, the balance of these loans was approximately $1,854,904 (with $139,715 being due to the Company) and $1,765,880 (with $194,415 being due to the Company), respectively, with interest at 11% at January 31, 2002. Subsequent to the years ended January 31, 2002 and 2001, the amounts due to the Company were increased by $375,000 to $514,715 and $500,000 to $694,415, respectively. During the years ended January 31, 2002 and 2001, the Company earned interest income of $81,298 and $57,590, respectively, from these loans.

      The Company has the option to purchase UFC from its current stockholders for approximately $165,000.

      During the year ended January 31, 2001, the Company paid a liability for back wages of approximately $140,000 due to the Chairman and CEO of the Company. The related accrued interest liability of approximately $36,000 was forgiven by the CEO.



NOTE 3:  OPERATING LEASES


      The Company leases various office space under noncancelable operating leases which expire at various dates through August 2004. Rent expense for office space for the years ended January 31, 2002 and 2001 was $107,600 and $97,325, respectively.

      The Company leases various computer equipment under noncancelable operating leases which expire at various dates through November 2004. The Company also leases locations to place ATMs under noncancelable operating leases which expire through March 2005. Total rent expense related to the lease of computer equipment and locations to place ATMs for the years ended January 31, 2002 and 2001 was $144,292 and $140,227, respectively.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001



NOTE 3:  OPERATING LEASES  (continued)

      The Company has several agreements with banks to provide vault cash, on a rental basis, for ATMs owned by the Company. Under the agreements, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest plus a specified percentage, and additional fees as defined in the agreements. The lives of the agreements range from one year to three years but may be terminated by either the banks or the Company upon a sixty-day written notice. As of January 31, 2002 and 2001, the Company was renting vault cash from these providers in the approximate amounts of $5,500,000 and $4,700,000, respectively (see Note 8). The fees for the usage of such cash are included in the accompanying consolidated financial statements in cost of revenues and totaled $512,226 and $462,575 for the years ended January 31, 2002 and 2001, respectively.

      Future minimum lease payments at January 31, 2002 are as follows:

       2003                                  $   275,005
       2004                                      256,377
       2005                                      141,589
       2006                                       10,000
                                             -----------

       Future minimum lease payments         $   682,971
                                             ===========



NOTE 4:  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                                2002           2001
                                             -------------------------

       Installment notes payable (A)         $    47,636   $   130,911
       Capital lease obligations (B)             733,288     1,011,566
       Installment notes payable (C)              10,570        26,814
       Installment notes payable (D)             278,604            --
       Installment notes payable (E)              96,380       138,669
       Other                                          --         5,439
                                             -----------   -----------
                                               1,166,478     1,313,399
       Less current maturities                   486,287       418,295
                                             -----------   -----------

                                             $   680,191   $   895,104
                                             ===========   ===========

       (A) Various installment notes payable; due on demand; if no demand made, due at various dates through May 2003; with interest at 10.25% to 10.5%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO. Subsequent to the year ended January 31, 2002, the demand feature was waived through January 31, 2003.

       (B) Capital leases covering ATMs and office equipment with monthly payments through March 2005.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001





NOTE 4:  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS  (continued)

       (C) Various installment notes payable; due on demand; if no demand made, due at various dates through January 2003, with interest at 9.25% to 10%; collateralized by equipment.

       (D) Installment notes payable; due at various dates through October 2004; with interest at 8.25% to 11.88%; collateralized by equipment.

       (E) Installment notes payable; due at various dates through February 2004; with interest at 10%; collateralized by equipment.

      Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 2002 are as follows:

                                              Long-Term
                                                Debt
                                             (Excluding      Capital
                                               Leases)        Lease
                                                           Obligations
                                             --------------------------

       2003                                  $   184,162     $ 354,983
       2004                                      164,156       310,710
       2005                                       84,872       148,670
       2006                                           --         5,895
                                               ---------     ---------

                                             $   433,190       820,258
       Less amount representing interest     ===========        86,970
                                                             ---------
       Present value of future minimum
        lease payments                                         733,288
       Less current maturities                                 302,125
                                                             ---------

                                                             $ 431,163
                                                             =========

      For fiscal 2002 and fiscal 2001, the Company included the following property under capital leases for property and equipment:

                                                 2002           2001
                                             --------------------------

       Equipment cost                        $ 1,979,732    $ 1,993,693
       Less accumulated depreciation           1,273,077        986,556
                                               ---------      ---------

                                             $   706,655    $ 1,007,137
                                             ============   ===========

      As of January 31, 2002 and 2001, the carrying amount of long-term debt approximates its fair value.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001



NOTE 5:  STOCK TRANSACTIONS

      At the Company's annual meeting on June 6, 2000, the shareholders approved a 1:20 reverse stock split which became effective on July 7, 2000. The number of shares of common stock shown in the accompanying consolidated balance sheet is stated to reflect the effect of the reverse stock split.

      On September 25, 2000, the Company issued 2,014,809 shares of common stock in connection with a rights offering and raised $770,924 of capital, after payment of offering expenses of $35,000.

      During January 2001, the Company's Board approved restricted awards of common stock to two key employees (50,000 shares each). The fair value of the restricted common stock was approximately $40,000 at the grant date. The shares vested in four equal installments at the end of each calendar quarter of fiscal 2002. In connection with this incentive compensation, the Company provided a cash bonus to the recipients to offset their tax liability. Compensation expense was recognized by the Company as the shares vested.



NOTE 6:  INCOME TAXES

      The provision for income taxes includes these components:

                                                 2002            2001
                                             --------------------------

       Deferred income taxes                 $  (265,000)   $   63,000
       Change in deferred tax asset
        valuation allowance                      640,000       (63,000)
                                              ----------     ---------
           Deferred tax provision            $   375,000    $        0
                                              ==========     =========

      A reconciliation of income expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                 2002           2001
                                             --------------------------

       Computed at the statutory rate (34%)  $  (221,000)   $   (4,800)

       Increase (decrease) resulting from
         Change in deferred tax asset
          valuation allowance                    593,000       (63,000)
         Expiration of tax credits                    --        66,000
         Other                                     3,000         1,800
                                               ---------     ---------

           Actual tax provision              $   375,000    $        0
                                              ==========     =========

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001




NOTE 6:  INCOME TAXES  (continued)

      The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

                                                 2002           2001
                                             --------------------------
       Deferred tax assets
         Allowance for doubtful accounts     $    63,000     $  38,000
         Net operating loss carryforwards      1,098,000       768,000
         General tax credits                          --        46,000
                                               ---------     ---------

                                               1,161,000       852,000

       Deferred tax liabilities
           Property and equipment               (208,000)     (164,000)
                                               ---------     ---------
           Net deferred tax asset before
            valuation allowance                  953,000       688,000
                                               ---------     ---------

       Valuation allowance
         Beginning balance                      (313,000)     (376,000)
         Decrease (increase) during the
          period                                (593,000)       63,000
         Expiration of tax credits
          charged against allowance              (47,000)           --
                                               ---------     ---------

         Ending balance                       $ (953,000)     (313,000)

           Net deferred tax asset             $        0     $ 375,000
                                               =========     =========


      As of January 31, 2002, the Company has unused operating loss carryforwards of approximately $2,800,000, which expire between 2005 and 2021.



NOTE 7:  PROFIT SHARING PLAN

      The Company sponsors a SIMPLE IRA profit sharing plan covering employees with two years or more of service. Contributions are limited to 3% of total compensation paid participants during the plan year. Contributions to the Plan were $25,200 and $20,000 for 2002 and 2001, respectively.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001


NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


Significant Agreements

      The Company earned approximately 30% of its surcharging fees from ATMs containing UFC's vault cash during each of the years ended January 31, 2002 and 2001. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of Universal Money Center's management and the Company. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

      Additionally, the Company has an agreement with UFC, which provides for a fee (or payment) from UFC for administrative services performed by the Company. The fee or payment is equivalent to the net income (or loss) of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). The Company recorded expenses of $34,993 and $13,836 for the years ended January 31, 2002 and 2001, respectively.


Significant Customers

      The Company has relationships with two operators of combination convenience stores and gas stations for whom approximately 95 and 93 ATMs, as of January 31, 2002 and 2001, respectively, have been installed at their locations. The aggregate revenues from these companies accounted for approximately 28% and 25% of the Company's revenues for 2002 and 2001, respectively. Written contracts with one operator of combination convenience stores and gas stations at which the Company maintained 43 ATMs as of October 31, 2001, expired during August 2001. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time. The contract with another operator of combined convenience stores and gas stations at which the Company maintained 51 ATMs renewed in November 2001 and will automatically renew in 2003 unless terminated 90 days prior to February 2003.


Fees

      Currently, the Company is permitted to charge a "surcharge" to users of the Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended January 31, 2002 and 2001, the Company recognized revenue of $5,543,317 and $5,376,006, respectively, from surcharges.

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JANUARY 31, 2002 AMD 2001

NOTE 8:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS  (continued)

Vault Cash Rental

      At January 31, 2002, the Company had agreements that allowed it to rent up to approximately $9.5 million of vault cash from five separate banks. Subsequent to year-end, two of the banks exited the vault cash rental services business while another increased the Company's limit, with the net result being a reduction of vault cash availability (from unrelated parties) to approximately $7.5 million. One of the banks now represents approximately 66% of such availability. While this bank has indicated no desire to reduce its commitment with the Company, it may do so at any time.


      The Company believes this reduced level of available vault cash is sufficient to adequately stock its current ATMs but is presently working to develop alternative sources of vault cash from both external sources and related parties (Universal Funding - see Note 2).

Litigation

      On June 5, 2000, a former officer and employee filed an action against the Company in federal court for unpaid severance compensation and issuance of common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and refiled it in state court in August 2000. Subsequent to January 31, 2002, this action was settled by the Company purchasing all shares held by the former officer and recording additional expenses of $48,000 as of January 31, 2002, pursuant to this settlement.

      On March 2, 2001, a vault cash provider made a claim against the Company for $202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for the Company's ATMs or picked up from those ATMs. Such currency was provided by the Company's vault cash provider. During the year ended January 31, 2002, the Company settled this claim for approximately $188,000. The Company is continuing to pursue the armored car service and its insurance company for reimbursement of this loss.



NOTE 9:  FUTURE CHANGE IN ACCOUNTING PRINCIPLE

      The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to first apply SFAS 142 in its fiscal year ending January 31, 2003. The adoption of SFAS 142 is not expected to have any impact on the Company's consolidated financial statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no change in the Company's accountants during the two most recent fiscal years or any subsequent interim period.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and to provide us copies. Based solely upon a review of the copies of such reports provided to us and written representations from directors and executive officers, we believe that all applicable Section 16(a) filing requirements for 1998 have been met, except with respect to one late Form 5 filing by David S. Bonsal. Mr. Bonsal gave 50,000 shares of common stock to two people on December 31, 2001, but did not file a Form 4 or Form 5 regarding this transaction. Upon discovery of the omission, Mr. Bonsal filed a Form 5 on April 24, 2002. The filing was approximately thirty seven days late.

Item 10.   EXECUTIVE COMPENSATION

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2002 annual meeting of shareholders, is incorporated into Items 9, 10, 11 and 12 above by reference.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter of the year ended January 31, 2002.

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

                               Dated: May 16, 2002

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                     Date


 /s/ David S. Bonsal
---------------------     Chairman of the Board, Chief        May 16, 2002
David S. Bonsal           Executive Officer and Director
                          (Principal Executive Officer,
                          Principal Financial and Accounting
                          Officer)

*/s/ Jeffrey M. Sperry
---------------------     Director                            May 16, 2002
Jeffrey M. Sperry


*/s/ Arthur M. Moglowsky
---------------------     Director                            May 16, 2002
Arthur M. Moglowsky


*By: /s/ David S. Bonsal
    -----------------------
         David S. Bonsal
         Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number                         Description

3.1* Articles of Incorporation of Universal Money Centers, Inc., as amended

3.2**           Amended and Restated By-laws of Universal Money Centers, Inc.

4.1** Promissory Note dated June 3, 1996 issued by Universal Money Centers, Inc. to Bank 21 (formerly The Farmers Bank)

4.2** Business Loan Agreement dated June 3, 1996 between Universal Money Centers, Inc. and Bank 21 (formerly The Farmers State
                Bank)

4.3** Promissory Note dated August 26, 1996 issued by Universal Money Centers, Inc. to Bank 21 (formerly The Farmers State
                Bank)

4.4** Business Loan Agreement dated August 26, 1996 between Universal Money Centers, Inc. and Bank 21 (formerly The Farmers State Bank)

4.5** Commercial Security Agreement dated August 26, 1996 between Universal Money Centers, Inc. and Bank 21 (formerly The Farmers State Bank)

4.6*** Promissory Note dated April 9, 1998 issued by Universal Money Centers, Inc. to Bank 21 (formerly The Farmers Bank)

4.7*** Negative Pledge Agreement dated April 9, 1998 between Universal Money Centers, Inc. and Bank 21 (formerly The Farmers State Bank)

4.8*** Commercial Security Agreement dated April 9, 1998 between Universal Money Centers, Inc. and Bank 21 (formerly The Farmers State Bank)

4.9**** Promissory Note dated February 1, 2000 issued by Universal Money Centers, Inc. to First National Bank of Kansas (Incorporated by reference from Exhibit 4.9 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

      Executive Compensation Plans and Arrangements filed pursuant to Item 13(a) of Form 10-KSB: Exhibits 10.19 and 10.20 to Annual Report on Form 10-KSB for fiscal year ended January 31, 2001.

10.1** Agreement dated August 15, 1989 among Universal Money Centers, Inc., Funding, David S. Bonsal, John L. Settles and William Smithson

10.2** Addendum dated August 29, 1989 among Universal Money Centers, Inc., Funding, David S. Bonsal, John L. Settles and William Smithson

10.3** Letter Agreement dated June 12, 1997 between Universal Money Centers, Inc. and Funding

10.4** Master Equipment Lease Agreement dated October 18, 1996 between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.5** Master Equipment Lease Agreement Schedule dated December 30, 1996, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.6** Master Equipment Lease Agreement Schedule dated October 30, 1996, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.7** Master Equipment Lease Agreement Schedule dated February 28, 1997, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.8 Master Lease Agreement dated February 28, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (Incorporated by reference from Exhibit 10.8 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.9 Lease Schedule dated April 20, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (Incorporated by reference from Exhibit 10.9 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998).

10.10 Assignment and Delegation dated September 25, 1998 among Universal Money Centers, Inc., as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (Incorporated by reference from Exhibit 10.10 to our Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998).

10.11 Master Lease Agreement dated November 20, 1998 between Universal Money Centers, Inc. and Dana Commercial Credit (Incorporated by reference from Exhibit 10.11 to our Annual Report on Form 10-KSB for the fiscal year ended January 31,
                1999).

10.12 Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit (Incorporated by reference from Exhibit 10.12 to our Annual Report on Form 10-KSB for the fiscal year ended January 31,
                1999).

10.13 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit (Incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.14 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit (Incorporated by reference from Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999).

10.15 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K dated October 31, 1999).

10.16 Agreement for Assignment of ATM Space Leases dated January 14, 2000 between Universal Money Centers, Inc. and Nationwide Money Services, Inc. (incorporated by reference from Exhibit
                10.16 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.17 ATM Sublease January 14, 2000 among Nationwide Money Service, Inc., Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.17 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.18 Lease Schedule No. 5 dated March 30, 2000 to Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.18 to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000).

10.19****       Restricted Stock Agreement dated January 12, 2001 between
                Universal Money Center, Inc. and David S. Bonsal.

10.20****       Restricted Stock Agreement dated January 12, 2001 between
                Universal Money Centers, Inc. and Pamela A. Glenn.

10.21 Settlement Agreement and Release of All Claims dated November 28, 2001 between Universal Money Centers, Inc. and John L. Settles (incorporated by reference from Exhibit 10.21 to our Quarterly Report on Form 10-QSB for the quarter ended October 31, 2001).

10.22 Settlement Agreement and Release dated April 22, 2002, between Universael Money Centers, Inc. and Dave Windhorst.

21**            Subsidiaries of the Registrant

24              Powers of Attorney

* Incorporated by reference from the exhibit to our Registration Statement Pre-effective Amendment No. 1 on Form SB-2 filed on August 2, 2000 which bears the same exhibit number.

** Incorporated by reference from the exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 which bears the same exhibit number.

*** Incorporated by reference from the exhibit to our Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998 which bears the same exhibit number.

**** Incorporated by reference from the exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001 which bears the same exhibit number.