Form 10KSB/A
period 2002-01-31
UNIVERSAL MONEY CENTERS INC
filed 2002-05-31
CIK 702167

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
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

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

Securities registered under Section 12(g) of the Exchange Act:
              Common Stock, $ .01 par value per share
              -----------------------------------------

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

                                PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors of the Company

                            Our
                          Director
Name                Age    Since     Principal Occupation
----                ---   --------   --------------------
David S. Bonsal      62      1987    Chairman of the Board and Chief
                                     Executive Officer of the Company

Jeffrey M. Sperry    58      1982    President, CB Richard Ellis,
                                     Albany, New York, real estate company

Arthur M.            65      1981    Attorney and Shareholder, Bass &
Moglowsky                            Moglowsky, S.C., Milwaukee, Wisconsin

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

      Prior to 1999, Mr. Sperry served as Executive Vice President of Robert Cohn Associates, Inc., Albany, New York, a real estate company.

Executive Officers of the Company

      Our executive officers are as follows:

          Name             Age           Position
          ----             ---           --------
     David S. Bonsal       62       Chairman of the
                                    Board of Directors
                                    and Chief Executive
                                    Officer

     Pamela A. Glenn       40       Vice President and
                                    Corporate Secretary

     Donald R. Peterson    47       Chief Operating Officer

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

      Donald R. Peterson has served as Chief Operating Officer since October 2001. From May 2001 to August 2001, Mr. Peterson served as the Vice President of Sales of Pencel Corporation. From April 1999 to March 2001, Mr. Peterson served as the President and Chief Executive Officer of Framecast Communications, Inc. From August 1998 to February 1999, Mr. Peterson served as the Chief Operating Officer of Safeconnect, Inc. From January 1990 to August 1998, Mr. Peterson served as the Chairman of the Board, President, and Chief Executive Officer of DeskStation Technology, Inc.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and to provide us copies. Based solely upon a review of the copies of such reports provided to us and written representations from directors and executive officers, we believe that all applicable Section 16(a) filing requirements for the fiscal year ended January 31, 2002 have been met, except with respect to one late Form 5 filing by David S. Bonsal. Mr. Bonsal gave 50,000 shares of common stock to two people on December 31, 2001, but did not file a Form 4 or Form 5 regarding this transaction. Upon discovery of the omission, Mr. Bonsal filed a Form 5 on April 24, 2002. The filing was approximately thirty seven days late.

Item 10.   EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation paid and awarded for the years indicated to our Chief Executive Officer and to each of our executive officers who received compensation in excess of $100,000 for services rendered in all capacities to us and our subsidiaries during the fiscal year ended January 31, 2002.

Summary Compensation Table

                        Annual Compensation       Long-Term
    Name                                         Compensation
    and
 Principal                                        Restricted       All Other
 Position          Year   Salary($)  Bonus($)(2)  Stock Award   Compensation($)
 -------------     ----   ---------  -----------  -----------   ---------------

David S. Bonsal,   2002    114,792            0            0         3,750(3)
Chief Executive    2001    125,000            0       20,000         3,750(3)
                   2000    124,500        1,500            0         4,314(3)

John L. Settles    2002    106,500            0            0        49,250(4)
Former President   2001    118,560            0            0         3,600(3)
                   2000     77,804        1,500            0             0

------------------------
(1) Includes bonuses received in the reported year. The payment of bonuses is at the discretion of the Board of Directors.

(2) The restricted stock award consisted of 50,000 shares of common stock which vested in four equal installments, on March 31, June 30, September 30 and December 31, 2001. The value of the restricted shares shown is based upon our valuation of unrestricted shares.

(3) The amounts shown for fiscal 2002, 2001 and 2000 consist of contributions by us under our SIMPLE IRA Plan.

(4) Mr. Settles resigned as our President in November 2001 and earned $46,154 of this amount as severance pay in fiscal 2002 and $3,096 of this amount consisted of contributions by us in fiscal 2002 under our SIMPLE IRA Plan.

Director Compensation

      We currently pay each non-employee director a cash fee of $750 for each Board meeting attended in person and a cash fee of $250 for each Board meeting attended by telephone. Directors are reimbursed for certain reasonable expenses incurred in attending meetings. Officers do not receive any additional compensation for serving as members of the Board of Directors.

      We currently pay each non-employee committee member a cash fee of $750 for each committee meeting attended in person and a cash fee of $250 for each committee meeting attended by telephone. Committee members are reimbursed for certain reasonable expenses incurred in attending meetings.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of May 1, 2002, with respect to the beneficial ownership of the common stock by (a) each beneficial owner of more than 5% of the outstanding shares thereof, (b) each director and each nominee to become a director, (c) each executive officer named in the Summary Compensation Table in Item 10 hereof and (d) all executive officers, and directors as a group.

                                        Number of            Percent of Common
Name of Beneficial Owner          Beneficially Owned        Stock Outstanding(1)
------------------------          ------------------        -------------------
David S. Bonsal (2)                   2,274,341                   55.4%

Jeffrey M. Sperry                        12,478                     *

Arthur M. Moglowsky                      29,776                     *

John L. Settles                          44,440                    1.1%

Directors and executive               2,436,035                   59.3%
officers as a group
(5 persons)

* Represents beneficial ownership of less than one percent.

(1) Percentages are determined in accordance with Rule 13d-3 under the Exchange Act.

(2) The address of Mr. Bonsal is c/o Universal Money Centers, Inc., 6800 Squibb Road, Mission, Kansas 66202.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Universal Funding Corporation

      We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation ("Universal Funding"), since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Universal Funding was formed in 1989 by David
S. Bonsal, the chairman of our board of directors, John L. Settles, a former President of ours, and William Smithson, a shareholder. In 2000, Mr. Smithson sold his interest in Universal Funding to Mr. Bonsal and Mr. Settles. Each of them now owns one-half of Universal Funding. Mr. Settles was our President from April, 1989 through October, 1990 and then from June, 1999 to November, 2001.

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

      We paid expenses to Funding of $34,993 and $13,836 in fiscal years 2002 and 2001, respectively. Pursuant to the Management Agreement, we assume the risk of theft or other shortages of cash from the ATMs for which Funding supplies vault cash. We incurred losses of $40,419 and $1,830 from vault cash shortages in fiscal 2002 and 2001, respectively.

      Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. As of January 31, 2002, Universal Funding paid interest on loans at rates ranging from 11% to 12% per annum. At January 31, 2002, the aggregate outstanding amount of the loans was approximately $2,246,000, of which $139,715 was owed to EFT, approximately $1,025,000 was owed to Mr. Bonsal and the related limited partnership, approximately $68,000 was owed to John L. Settles, a former President of ours, approximately $24,400 was owed to other employees of ours and approximately $1,125,000 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2002 and 2001 were $945,715 and $977,200, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2002 and 2001 was $81,298 and $57,590, respectively.

      The interest rate on loans from David S. Bonsal and the related limited partnership that were outstanding during fiscal 2002 and 2001 and as of January 31, 2002 was 11-15% per annum. The total interest paid by Funding to David S. Bonsal and the related limited partnership for loans to Funding was approximately $138,482 in fiscal 2002 and approximately $235,423 in fiscal 2001. The interest rates on loans from John L. Settles, a former President, that were outstanding during fiscal 2002 and 2001 and at January 31, 2002 were 11-18% per annum. The total interest paid by Funding to John L. Settles for loans to Funding was approximately $9,281 in fiscal 2002 and approximately $13,068 in fiscal 2001.

      As noted above, the shareholders of Funding receive a return on their equity investment in Funding each month before Funding pays the management fee to us. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Funding and is paid on the equity investment at a rate of 18% per annum. For each of fiscal 2002 and 2001, the amount paid by Funding to the shareholders of Funding as a return on equity investment was approximately $24,894 and $24,962, respectively.

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

                               Dated:  May 31, 2001



      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                               Date
---------                 -----                               ----


/s/ David S. Bonsal
---------------------     Chairman of the Board, Chief        May 31, 2002
David S. Bonsal           Executive Officer and Director
                          (Principal Executive Officer and
                          Principal Financial and Accounting Officer)


/s/ Jeffrey M. Soerr                                          May 31, 2002
---------------------     Director
Jeffrey M. Sperry


/s/ Arthur M. Moglowsky                                       May 31, 2002
---------------------     Director
Arthur M. Moglowsky


     /s/ David S. Bonsal
*By: ----------------------
     David S. Bonsal
     Attorney-in-fact