Form 10QSB
period 2002-04-30
UNIVERSAL MONEY CENTERS INC
filed 2002-06-19
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             ---------------------

                                   FORM 10-QSB

(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 2002

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _______________

           Commission file number 1-8460

                         UNIVERSAL MONEY CENTERS, INC.
       (Exact name of small business issuer as specified in its charter)


              Missouri                    43-1242819
          (State of other              (I.R.S. Employer
          jurisdiction of             Identification No.)
          incorporation or
           organization)


                    6800 Squibb Road, Mission, Kansas 66202
                   (Address of principal executive offices)



                                 (913) 831-2055
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
          -

      Number of shares outstanding of each of the issuer's classes of common equity as of June 10, 2002: 4,070,867 shares of Common Stock, $.01 par value per share.

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

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                          April 30, 2000      January 31, 2002
                                          --------------      ----------------
                                          (Unaudited)
CURRENT ASSETS
Cash                                       $68,594                 $592,422
   Accounts receivable - trade, less
   allowance for
      Doubtful accounts:  $161,481 at      159,679                   64,584
      April 30 and January 31, 2002
   Note receivable - affiliate             364,715                  139,715
   Prepaid expenses and other              115,332                  136,046
   Interest receivable - affiliate           3,328                    4,809
                                         ---------                ---------
                Total Current Assets       711,648                  937,576
                                         ---------                ---------

PROPERTY AND EQUIPMENT, At cost
   Equipment                             5,572,239                5,528,686
   Leasehold improvements                    2,650                    2,650
   Vehicles                                 11,434                   11,434
                                         ---------                ---------
                                         5,586,323                5,542,770
   Less accumulated depreciation         3,478,714                3,285,131
                                         ---------                ---------
                                         2,107,609                2,257,639
                                         ---------                ---------
OTHER ASSETS
   Prepaid Rent                            208,577                  231,748
   Other                                    33,265                   34,266
                                         ---------                ---------
                                           241,842                  266,014
                                         ---------                ---------

                                        $3,061,099               $3,461,229
                                        ==========               ==========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          April 30, 2000      January 31, 2002
                                          --------------      ----------------
                                          (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt
     and capital lease obligations         $487,610                $486,287
   Accounts payable                         856,339                 817,840
   Accounts payable--affiliate               54,509                 248,364
   Accrued expenses                         339,475                 306,203
                                         ----------              ----------
              Total Current Liabilities   1,737,933               1,858,694
                                         ----------              ----------

LONG-TERM DEBT AND CAPITAL LEASE            558,934                 680,191
OBLIGATIONS                              ----------              ----------

STOCKHOLDERS' EQUITY
   Common stock; no par value;
   $.01 stated value;
      40,000,000 shares authorized;
      issued April 30 and
      January 31, 2002-4,157,378 shares      41,574                  41,574
   Additional paid-in capital            19,781,294              19,781,294
   Retained earnings (deficit)          (17,372,890)            (17,238,216)
                                         ----------              ----------
                                          2,449,978               2,584,652
   Less treasury stock, at cost; common;
   issued April 30, 2002-86,511 shares;
      and January 31, 2002-27,916 shares
                                         (1,685,746)             (1,662,308)
                                         ----------              ----------
                                            764,232                 922,344
                                         ----------              ----------

                                         $3,061,099              $3,461,229
                                         ==========              ==========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001

                                   (UNAUDITED)

                                             2002            2001
                                             ----            ----

NET REVENUES                              $1,963,034      $2,157,416

COST OF REVENUES                           1,681,261       1,732,939
                                          ----------      ----------

GROSS PROFIT                                 281,773         424,477

OPERATING EXPENSES                           400,884         418,493
                                          ----------     ----------

INCOME (LOSS) FROM OPERATIONS               (119,111)          5,984
                                          -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                            12,103          19,274
   Interest expense                          (27,666)        (28,704)
                                          -----------    -----------
                                             (15,563)         (9,430)
                                          -----------    -----------

NET LOSS                                  $ (134,674)     $   (3,446)
                                          ===========    ===========


BASIC AND DILUTED LOSS PER SHARE          $    (.033)     $    (.001)
                                          -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING        4,125,512       4,038,079
                                          ===========    ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 2002 AND 2001

                                   (UNAUDITED)

                                             2002            2001
                                             ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(134,674)     $ (3,446)
   Items not requiring (providing) cash:
      Depreciation and amortization          217,279       176,620
      Common Stock issued as compensation          -        10,000
   Changes in:
      Accounts receivable                    (93,614)       50,064
      Prepaid expenses and other              21,190         1,672
      Accounts payable and accrued          (122,084)      (92,894)
        expenses                           ---------    ----------
           Net cash provided by (used in)
           operating activities             (111,903)      142,016
                                           ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in note receivable-affiliate    (225,000)     (520,000)
   Purchase of property and equipment        (43,553)      (28,697)
   Proceeds from sale of property and             --         1,344
     equipment                             ---------    ----------
           Net cash provided by (used in)
           investing activities             (268,553)     (547,353)
                                           ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term
      debt and capital lease obligations    (119,934)     (107,425)
   Purchase of treasury stock                (23,438)          -
                                           ---------    ----------
           Net cash provided by (used in)
           financing activities             (143,372)     (107,425)
                                           ---------    ----------

DECREASE IN CASH                            (523,828)     (512,762)

CASH, BEGINNING OF PERIOD                    592,422       580,248
                                           ---------    ----------

CASH, END OF PERIOD                      $    68,594   $    67,486
                                           ==========   ==========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 2002 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's condensed consolidated financial position as of April 30, 2002, and the consolidated results of its operations and cash flows for the periods ended April 30, 2002 and 2001. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2002 has been derived from the audited condensed consolidated balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for fiscal year ended January 31, 2002, which was filed with the Securities and Exchange Commission on May 16, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation Overview

Overview

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At April 30, 2002, the Company's network had 707 ATMs consisting of approximately 648 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 37 ATMs owned by banks and 22 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas, Illinois, Maryland, Missouri and Texas. Other ATMs are located in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

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

Revenue Sources

      The Company's revenues are principally derived from two types of fees, which the Company charges for processing transactions on its ATM network. The Company receives an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in the Company's network. In most cases, the Company also receives a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in the Company's network. For more details, see "--Interchange/Surcharge Fees" below.

      In addition to revenues derived from interchange and surcharge fees, the Company also derives revenues from providing network management services to banks and third parties owning ATMs included in the Company's ATM network. These services include 24 hour transaction processing, monitoring and notification of ATM status, cash condition and ATM service interruptions. In some cases, these services also include 24 hour dispatch of field service personnel for necessary service calls, cash settlement and reporting services. The fees for these services are paid by the owners of the ATMs.

      The Company has also begun to earn revenues for processing debit card transactions for its bank customers. Consumers use debit cards to make purchases from merchants, with the amount of the purchase automatically deducted from their checking accounts. The Company earns a small surcharge for each debit card transaction processed by it for its bank customers. The Company does not earn a fee for transactions processed for banks that are not its customers. See Annual Report on Form 10-KSB for fiscal year ended January 31, 2002--Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--Overview."

Interchange/Surcharge Fees

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary depending on the transaction type. The primary types of transactions that are currently processed on ATMs in the Company's network include cash withdrawals, balance inquiries, account transfers and uncompleted transactions. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with which the Company has a relationship. The Company (or its affiliate, Funding) receives the full interchange fee for transactions on Company owned ATMs, but generally rebates a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full interchange fee for transactions on ATMs owned by banks or third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon negotiations between the parties. The interchange fees received by the Company vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by the Company from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through the Company's network range from zero to as much as $2.50 per transaction. The Company does not receive any portion of the service fees charged by the card issuer to the cardholder.

      In most markets the Company imposes a surcharge fee for cash withdrawals. The Company expanded its practice of imposing surcharge fees in April 1996 when national debt and credit card organizations changed rules applicable to their members to permit these fees. Subsequently, surcharge fees have been a substantial additional source of revenue for the Company and other ATM network operators. The surcharge fee for ATMs in the Company's network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in the Company's network ranges between $0.50 and $2.50 per withdrawal. The Company receives the full surcharge fee for transactions on Company owned ATMs, but often rebates a portion of the fees to the owner of the ATM location under the applicable lease for the ATM site. The Company also receives the full surcharge fee for transactions on ATMs owned by banks and third party vendors included within the Company's network, but rebates a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM. The Company's profitability is substantially dependent upon the imposition of surcharge fees. Any changes in laws or card association rules materially limiting the Company's ability to impose surcharge fees would have a material adverse effect on the Company.

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

Comparison of Results of Operations for the Three Months Ended April 30, 2002 and April 30, 2001.

      Revenues. The Company's total revenues decreased to $1,963,034 for the three months ended April 30, 2002 ("first quarter 2003") from $2,157,416 for the three months ended April 30, 2001 ("first quarter 2002"). Most of this decrease occurred in February 2002 and was primarily attributable to a loss of banking clients and an increase in newly-placed ATMs in the Company's network on which the Company imposed surcharge and interchange fees for cash withdrawals and transactions. Fees generated are generally lower initially for newly-placed ATMs. The number of such ATMs increased to 704 in first quarter 2003 from 595 in first quarter 2002. Surcharge fees increased very slightly to $1,388,339 or 70.7% of total revenues in first quarter 2003 from $1,388,212 or 64.3% of total revenues in first quarter 2002. Revenues derived from interchange fees decreased to $501,082 in first quarter 2003 from $652,366 in first quarter 2002. This decrease is primarily due to a loss of banking clients. Expenses incurred from Funding under a Management Agreement between the Company and Funding decreased to $2,130 in first quarter 2003 from $47,532 in first quarter 2002. See "--Revenues from/Payments to Funding" below. The Company's revenues from network services provided to banks and third parties decreased to $75,743 in first quarter 2003 from $164,370 in first quarter 2002. This decrease was caused in large part because of a loss of banking clients.

      Revenues from/Payments to Funding. The Company has a relationship with its affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At April 30, 2002 and 2001, Funding had vault cash located in approximately 257 and 218 ATMs, respectively, owned by the Company.

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

      The loss suffered by the Company from Funding under the Management Agreement was $2,130 in first quarter 2003, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $2,130 consisted of $190,885 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $186,945 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. The loss suffered by the Company from Funding under the Management Agreement was $47,532 in first quarter 2002, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $47,532 consisted of $178,762 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $220,224 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070.

      The number of ATMs which received vault cash from Universal Funding increased from 218 ATMs as of April 30, 2001 to 257 ATMs as of April 30, 2002. The Company's loss decreased primarily from a greater number (and increased utilization) of these ATMs.

      Cost of Revenues. The Company's cost of revenues increased to $1,681,261 in first quarter 2003 from $1,732,939 in first quarter 2002. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization, and vault cash rental costs. The increase in cost of revenues is primarily attributable to increased (a) cost related to revenue generating compensation; (b) ATM maintenance expenses; (c) armored car service expenses, (d) telecommunications charges; (e) vault cash rental charges paid to third parties, (f) transaction credits and rebates to retail clients; and (g) amortization and depreciation expenses. This increase was offset by a decrease in (x) leasing ATM equipment expense; (y) network processing costs; and (z) transaction credits and rebates to bank clients.

      Gross Margin. Gross profit as a percentage of revenues was 14.4% in first quarter 2003 and 19.7% in first quarter 2002. The decrease in first quarter 2003 was caused by a number of factors, including decreased revenues generated from ATMs in network, increased interchange and surcharge rebates (due to increased competition) and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses decreased to $400,884 in first quarter 2003 from $418,493 in first quarter 2002. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease is principally attributable to lower administrative compensation.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in the Company's network which are funded by Funding. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. As of April 30, 2002, Funding paid interest on loans at the rate of 11% per annum. Interest income decreased to $12,103 in first quarter 2003 from $19,274 in first quarter 2002 as a result of the decline in the interest rate charged to and paid by Funding -- from 18% to 11%.

      Net Income or Loss Before Taxes. The Company had a net loss before taxes of $134,674 during the three months ended April 30, 2002 compared to a net loss before taxes of $3,446 during the three months ended April 30, 2001 as a result of the factors discussed above.

      Income Taxes. The Company paid no income taxes for first quarters 2003 and 2002 as a result of the loss. As of April 30, 2001, the Company had approximately $46,000 of tax credits available to offset future federal income taxes. These credits expire in fiscal year 2003. The Company also has unused operating loss carryforwards of approximately $3,000,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

      Working Capital Deficit. At April 30, 2002, the Company had a working capital deficit of $1,026,285 compared to a working capital deficit of $921,118 at January 31, 2002. The ratio of current assets to current liabilities decreased to .41 at April 30, 2002 from .50 at January 31, 2002.

      Funding Operations. The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities used net cash of $111,903 in first quarter 2003 and provided net cash of $142,016 in first quarter 2002. Net cash used in operating activities in first quarter 2003 consisted primarily of a net loss of $134,674, a decrease in accounts payable and accrued expenses of $122,084, and an increase in accounts receivable of $93,614 partially offset by depreciation and amortization of $217,279 and a decrease in prepaid expenses and other of $21,190. Net cash used in investing activities was $268,553 in the first quarter of 2003 compared to $547,353 in first quarter 2002. The net cash used in investing activities resulted primarily from a increase in loans to Funding to provide vault cash. Net cash used in financing activities was $143,372 in the first quarter 2003, compared to $107,425 in first quarter 2002. The increase in the use of cash in connection with financing activities results primarily from the repurchase of treasury stock for

$23,438. The Company had cash and cash equivalents of $68,594 at April 30, 2002, compared to cash and cash equivalents of $592,422 at January 31, 2002.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs. Funding currently provides vault cash for certain of the ATMs owned by the Company. At April 30, 2002 and 2001, Funding had vault cash of approximately $2,500,000 and $2,400,000, respectively, located in approximately 257 and 218 ATMs, respectively, owned by the Company. Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at April 30, 2002 was $364,715 and at April 30, 2001 was $714,415. See "Comparison of
Results of Operations for the Three Months Ended April 30, 2002 and April 30, 2001--Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      We also obtain vault cash under the following arrangements:

          o Chart Bank. In October 1999, we entered into an arrangement with Chart Bank allowing us to obtain up to $5,000,000 in vault cash. In January 2002, Chart Bank reduced the amount available under the arrangement to $1,000,000, of which $930,000 was outstanding as of April 30, 2002. The Chart Bank arrangement has a term of three years and may be terminated by Chart Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

          o WSFS. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased our limit to $5,000,000 and, as of April 30, 2002, $4,020,000 was
               outstanding. The WSFS arrangement has a one-year term, which automatically renewed in August 2001, and may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

          o First Mariner Bank of Baltimore. Under our new arrangement regarding the new combined convenience stores and gas stations (as described in Company's Annual Report on Form 10-KSB for the year ended January 31, 2002, Part I, Item 1 "Description of Business--Our Network--Significant Relationships"), First Mariner Bank provides vault cash (approximately $1.5 million) for all 101 ATMs placed under that arrangement. This arrangement has a five
               (5) year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by us and upon the occurrence of certain other events. We are also in the process of trying to negotiate an expansion of our relationship with First Mariner

               Bank. As compensation for this current arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

      During the fourth quarter of calendar year 2001, two previous vault cash providers, Humboldt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, each bank has made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave us the required notice of their desire to terminate our vault cash arrangement. Under the Tehama Bank arrangement we could rent up to $3,000,000 in vault cash and, as of January 31, 2002, we were renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, we could rent up to $1,000,000 in vault cash and, as of January 31, 2002, were renting approximately $1,300,000 in vault cash. Both arrangements terminated effective as of March 1, 2002. The vault cash being obtained from these banks has been replaced with expansion of our relationship with WSFS and Funding.

      As a result of certain factors, our liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs associated with our recent expansion efforts, the loss of certain banking clients, increased competition and smaller increases in revenue.

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

      o The ability of the Company to maintain its existing relationships with three operators of combination convenience stores and gas stations at which the Company maintains 43, 52 and 101 ATMs as of April 30, 2002;


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

                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

      On June 5, 2000, a former officer and employee filed an action against the Company in federal court for unpaid severance compensation and issuance of 100,000 shares common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and refiled it in state court in August 2000. Subsequent to January 31, 2002, this action was settled by the Company purchasing all shares held by the former officer, paying a cash settlement of $72,000 and recording additional expenses of $48,000 as of January 31, 2002, pursuant to this settlement.

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

        (b)   Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended April 30, 2002.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                                  (Registrant)


Date:  June 20, 2002           By:   /s/ David S. Bonsal
                                  ------------------------------------------
                                     David S. Bonsal
                                     Chairman of the Board
                                     and Chief Executive Officer

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


10.22 Settlement Agreement and Release dated April 22, 2002, between Universal Money Centers, Inc. and Dave Windhorst (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-KSB for the year ended January 31, 2002).

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