Form 10QSB
period 2002-07-31
UNIVERSAL MONEY CENTERS INC
filed 2002-09-23
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
      For the quarterly period ended July 31, 2002

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

      Number of shares outstanding of each of the issuer's classes of common equity as of September 12, 2002: 4,070,867 shares of Common Stock, $.01 par value per share

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

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                               July 31, 2002    January 31, 2002
                                               -------------    ----------------
                                                (Unaudited)

CURRENT ASSETS
  Cash                                         $  125,989        $  592,422
  Accounts receivable - trade, less allowance
  for
      Doubtful accounts:  $161,481 at each of
      July 31 And January 31, 2002                 60,632            64,584
   Note receivable - affiliate                    384,715           139,715
   Prepaid expenses and other                     114,815           136,046
   Interest receivable - affiliate                  2,308             4,809
                                               ----------        ----------
           Total Current Assets                   688,459           937,576
                                               ----------        ----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                    5,575,001         5,528,686
   Leasehold improvements                           2,650             2,650
   Vehicles                                        11,434            11,434
                                               ----------        ----------
                                                5,589,085         5,542,770
   Less accumulated depreciation                3,660,926         3,285,131
                                               ----------        ----------
                                                1,928,159         2,257,639
                                               ----------        ----------

OTHER ASSETS
   Prepaid Rent                                   186,404           231,748
   Other                                           32,265            34,266
                                               ----------        ----------
                                                  218,669           266,014
                                               ----------        ----------


                                               $2,835,287        $3,461,229
                                               ==========        ==========

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               July 31, 2002    January 31, 2002
                                              --------------    ----------------
                                                (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt and
      Capital lease obligations               $   481,096       $   486,287
   Accounts payable                               950,515           817,840
   Accounts payable--affiliate                     46,717           248,364
   Accrued expenses                               250,201           306,203
                                              -----------       -----------
           Total Current Liabilities            1,728,529         1,858,694
                                              -----------       -----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS      443,617           680,191
                                              -----------       -----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
      stated value; 40,000,000 shares
      authorized; issued 4,157,378 shares
      at July 31, 2002 and January 31, 2002        41,574            41,574
   Additional paid-in capital                  19,781,294        19,781,294
   Retained earnings (deficit)                (17,473,981)      (17,238,216)
                                              ------------      -----------
                                                2,348,887         2,584,652
   Less treasury stock, at cost; common issued
    July 31, 2002 - 86,511 shares;
    January 31, 2002 - 27,916 shares           (1,685,746)       (1,662,308)
                                                  663,141           922,344
                                              ------------      -----------

                                              $ 2,835,287       $ 3,461,229
                                              ============      ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited)



                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2002 AND 2001

                                   (UNAUDITED)



                                              Three Months Ended July 31,   Six Months Ended July 31,
                                                  2002           2001          2002          2001
                                                  ----           ----          ----          ----
NET REVENUES                                 $  2,050,525   $  2,416,768  $ 4,013,559   $ 4,574,184

COST OF REVENUES                                1,706,958      1,872,805    3,388,219     3,605,744
                                             ------------   ------------  ------------  ------------

GROSS PROFIT                                      343,567        543,963      625,340       968,440

OPERATING EXPENSES                                418,571        463,973      819,455       882,466
                                             ------------   ------------  -----------   -----------

INCOME (LOSS) FROM OPERATIONS                     (75,004)        79,990     (194,115)       85,974
                                             -------------  ------------  ------------  -----------

OTHER INCOME (EXPENSE)
    Interest income                                 6,584         22,526       18,687        41,800
    Interest expense                              (25,351)       (26,330)     (53,017)      (55,034)
    Other                                          (7,320)            --       (7,320)           --
                                             -------------  ------------  ------------  -----------
                                                  (26,087)        (3,804)     (41,650)      (13,234)
                                             -------------  ------------- ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                (101,091)        76,186     (235,765)       72,740

PROVISION FOR INCOME TAXES                             --             --           --            --
                                             ------------   ------------  -----------   -----------

NET INCOME (LOSS)                            $   (101,091)  $     76,186  $  (235,765)  $    72,740
                                             =============  ============  ============  ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE  $     (0.025)  $      0.019  $    (0.058)  $     0.018
                                             ============== ============= ============  ===========



WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                       4,070,867      4,063,067    4,097,737     4,050,871
                                             ============== ============= ============  ===========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                     SIX MONTHS ENDED JULY 31, 2002 AND 2001

                                   (UNAUDITED)

                                                   2002         2001
                                               ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(235,765)    $  72,740
  Items not requiring cash:
    Depreciation and amortization                435,224       356,244
    Common stock issued as compensation               --        20,000
    Loss on sale of equipment                      7,320
  Changes in:
    Accounts receivable                            6,453       115,986
    Prepaid expenses and other                    24,344       (33,409)
    Accounts payable and accrued expenses       (124,974)     (113,228)
                                               ----------    ----------
         Net cash provided by operating          112,602       418,243
           activities                          ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in note receivable -      (245,000)     (570,000)
       affiliate
  Purchase of property and equipment             (68,832)      (48,407)
  Proceeds from sale of property and equipment        --         1,344
                                               ----------    ----------
         Net cash provided by (used in)         (313,832)     (617,063)
           investing activities                ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt and
    capital lease obligations                   (241,765)     (216,847)

  Purchase of treasury stock                     (23,438)
                                               ----------    ----------
         Net cash (used in) financing           (265,203)     (216,847)
           activities                          ----------    ----------


DECREASE IN CASH                                (466,433)     (415,667)

CASH, BEGINNING OF PERIOD                        592,422       580,248
                                               ----------    ----------

CASH, END OF PERIOD                            $ 125,989     $ 164,581
                                               ==========    ==========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JULY 31, 2002 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of July 31, 2002, and the consolidated results of its operations for the three and six months periods and cash flows for the six month periods ended July 31, 2002 and 2001. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2002 has been derived from the audited condensed consolidated balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 2002, which was filed with the Securities and Exchange Commission on May 16, 2002.

NOTE 2: MATTERS POTENTIALLY AFFECTING LIQUIDITY

      Johnson County Tax Dispute. In June 2002, the Company received notice of a property tax assessment with interest related to property taxes assessed between 1986 and 1989 totaling approximately $600,000. The Company disputes these charges and is investigating this matter to determine what defenses, if any, exist.

NOTE 3: SIGNIFICANT CONCENTRATIONS

      In June 2002, the operator of the combined convenience stores and gas stations at which the Company maintains 52 ATMs has indicated that it will not renew its agreement with the Company. The Company believes this agreement will terminate as of February 2003, however, the operator of the combined convenience stores and gas stations has indicated that the agreement may terminate prior to that. For the six months ended July 31, 2002, this agreement accounted for approximately 11% of revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

OVERVIEW

      Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At July 31, 2002, the Company's network had 661 ATMs consisting of approximately 621 ATMs owned by the Company and its affiliate, Universal Funding Corporation ("Funding"), 31 ATMs owned by banks and 9 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas, Illinois, Maryland, Missouri and Texas. Other ATMs are located in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2002 AND JULY 31, 2001.

      Overview. Revenues are down for the six months ended July 31, 2002 in comparison with the same period last year as a result of the loss of six banking clients during fiscal year ended January 31, 2002. A competitor of the Company that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these six banks. The loss of revenues has been partially offset by an increase in Company-owned ATMs placed in other locations. The revenues generated from newly placed ATMs are typically lower than can be expected once the ATM has been in place for several months. Thus, the revenues generated by these newly placed ATMs have not totally offset the loss of revenues generated by the ATMs from the former banking clients. The loss of revenues has also been partially offset by a reduction in cost of revenues resulting from lower transaction costs, such as interchange rebates and net work processing costs, resulting from the loss of these banking clients.

      Revenues. The Company's total revenues decreased to $2,050,525 for the three months ended July 31, 2002 from $2,416,768 for the three months ended July 31, 2001 and decreased to $4,013,559 for the six months ended July 31, 2002 ("second quarter 2003") from $4,574,184 for the six months ended July 31, 2002 ("second quarter 2002"). This decrease was primarily attributable to a loss of banking clients and an increase in newly-placed ATMs in the Company's network on which the Company imposed surcharge and interchange fees for cash withdrawals and transactions. Transactions at newly-placed ATMs are generally lower initially resulting in lower fees. See "--Overview." The number of such ATMs increased to 661 in the second quarter 2003 from 612 in the second quarter 2002. As discussed above, revenues are derived from four main sources, Surcharge Fees, Interchange Fees, Funding Revenues (Expense) and Network Management Services. See "--Revenue Sources."

           Surcharge Revenues. Surcharge fees decreased to $1,487,825 or 72.6% of total revenues for the three months ended July 31, 2002 from $1,511,607 or 62.5% of total revenues for the three months ended July 31, 2001 and decreased to $2,876,164 or 71.7% of total revenues for the six months ended July 31, 2002 from $2,899,819 or 63.4% of total revenues for the six months ended July 31, 2001. As discussed above, this decrease is primarily due to a loss of banking clients. See "--Overview."

           Interchange Revenues. Revenues derived from interchange fees decreased to $489,079 for the three months ended July 31, 2002 from $730,497 for the three months ended July 31, 2001, and decreased to $990,361 for the six months ended July 31, 2002 from $1,382,863 for the six months ended July 31, 2001. As discussed above, the decrease in surcharge and interchange revenues are primarily due to a loss of banking clients. See "--Overview."

          Funding. Revenues received from Funding under a Management Agreement between the Company and Funding were $12,712 for the three months ended July 31, 2002 and $10,582 for six months ended July 31, 2002 compared with expenses incurred from Funding of $9,350 for the three months ended July 31, 2001 and $56,882 for the six months ended July 31, 2001. See "--Revenue Sources." The number of ATMs which received vault cash from Universal Funding increased from 221 ATMs as of July 31, 2001 to 252 ATMs as of July 31, 2002. The revenues earned by Funding from interchange fees increased in the second quarter 2003 from the second quarter 2002, primarily as a result of a greater number (and increased utilization ) of these ATMs. See "--Revenues from Funding."

           Network Management Fees. The Company's revenues from network management services provided to banks and third parties decreased to $60,909 for the three months ended July 31, 2002 from $184,014 for the three months ended July 31, 2001 and to $136,452 for the six months ended July 31, 2002 from $348,384 for the six months ended July 31, 2001. As discussed above, this decrease is a result of a loss of banking clients. See "--Overview."

      Revenues from Funding. The Company has a relationship with its affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At July 31, 2002 and 2001, Funding had vault cash located in approximately 252 and 221 ATMs, respectively, owned by the Company.

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

           Second Quarter 2003. The revenues received by the Company from Funding under the Management Agreement were $12,712 and $10,582 for the three months and six months ended July 31, 2002. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $12,712 for the three months ended July 31, 2002 consisted of $211,514 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $192,527 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $10,582 for the six months ended July 31, 2002 consisted of $402,400 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $379,472 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345.

           Second Quarter 2002. The losses suffered by the Company from Funding under the Management Agreement were $9,350 and $56,882 for the three months and six months ended July 31, 2001. These expenses equal Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $9,350 for the three months ended July 31, 2001 consisted of $205,321 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $208,396 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net loss" of $56,882 for the six months ended July 31, 2001 consisted of $384,083 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $428,620 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345.

      Cost of Revenues. The Company's cost of revenues decreased to $1,706,958 and $3,388,219 for the three months and six months ended July 31, 2002, respectively from $1,872,805 and $3,605,744 for the three months and six months ended July 31, 2001 respectively. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization and vault cash rental costs. This decrease is principally due to a decrease in interchange rebates and network processing costs resulting from the loss of banking clients partially offset by increases in surcharge rebates, ATM maintenance and repair and depreciation.

      Gross Margin. Gross profit as a percentage of revenues for the three months and six months ended July 31, 2002 was 16.7% and 15.6%, respectively, and for the three months and six months ended July 31, 2001 was 22.5% and 21.2%, respectively. The decrease for the three months and six months ended July 31, 2002 was caused by a number of factors, including decreased surcharge fees, interchange fees and network management services revenues and increased surcharge rebates and increased personnel expense and telecommunications charges resulting from growth in the ATM network.

      Operating Expenses. The Company's total operating expenses decreased to $418,571 and $819,455 for the three months and six months ended July 31, 2002, respectively from $463,973 and $882,466 for the three months and six months ended July 31, 2001, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease is principally attributable to a reduction in indirect salaries and general administrative expenses. ATM shortages and write-off of bad debt partially offset this decrease.

      Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the loan proceeds to provide vault cash for ATMs in the Company's network. These loans generally have a term of one month and bear interest at 12% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income decreased to $6,584 and $18,687 for the three months and six months ended July 31, 2002, respectively, from $22,526 and $41,800 for the three months and six months ended July 31, 2001, respectively, as a result of lower average outstanding loan balances.

      Net Income or Loss before Taxes. The Company had net loss of $101,091 or $0.025 per share for the three months ended July 31, 2002 compared to net income of $76,186 or $0.019 per share for the three months ended July 31, 2001. The Company had net loss of $235,765 or $0.058 per share for the six months ended July 31, 2002 compared to net income of $72,740 or $0.018 per share for the six months ended July 31, 2001. The increased losses were attributable to lower revenues partially offset by lower expenses as described above.

      Income Taxes. The Company paid no income taxes for the six months ended July 31, 2002 and for the three months ended July 31, 2002, as a result of a loss. The Company paid no income tax for the six months ended 2001 and for the three months ended July 31, 2001, utilizing operating loss carryforwards to reduce taxable income to zero.. The Company has unused operating loss carryforwards of approximately $3,000,000, which expire between 2005 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

      Working Capital Deficit. At July 31, 2002, the Company had working capital deficit of $1,040,070, compared to a working capital deficit of $921,118 at January 31, 2002. The ratio of current assets to current liabilities decreased to .40 at July 31, 2002 from .50 at January 31, 2002.

      Funding of Operations. The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $112,602 for the six months ended July 31, 2002 compared to $418,243 for the six months ended July 31, 2001. Net cash provided by operating activities for the six months ended July 31, 2002 consisted primarily of depreciation of $435,224, a decrease in accounts receivable of $6,453 and a decrease in prepaid expenses and other assets of $24,344 partially offset by a net loss of $235,765 and a decrease in accounts payable of $124,974. Net cash used in investing activities was $313,832 for the six months ended July 31, 2002, compared to net cash used by investing activities of $617,063 for the six months ended July 31, 2001. The decrease in net cash used in investing activities resulted primarily from a decrease in loans to Funding to provide vault cash and a decrease in purchases of plant and equipment. Net cash used in financing activities was $265,203 for the six months ended July 31, 2002, compared to net cash used in financing activities of $216,847 for the six months ended July 31, 2001. The increase in the use of cash in connection with financing activities results primarily from the repurchase of treasury stock for $23,438. The Company had cash and cash equivalents of $125,989 at July 31, 2002, compared to cash and cash equivalents of $164,581 at January 31, 2001.

      Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for a majority of these ATMs. At July 31, 2002 and 2001, Funding had vault cash of approximately $2.6 million and $2.5 million, respectively, located in approximately 252 and 221 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at July 31, 2002 was $384,715 and at July 31, 2001 was $764,415. See "Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2002 and July 31, 2001 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

      The Company also obtains vault cash under the following arrangements:

        o Chart Bank. In September 2002, the Company entered into a new arrangement with Chart Bank allowing it to obtain up to $1,000,000 in vault cash ("New Chart Bank Arrangement"). The old arrangement entered into in October 1999 allowed the Company to obtain up to $5,000,000 in vault cash from Chart Bank and was amended in January 2002 to reduce the amount available to $1,000,000, (the "Old Arrangement"). As of July 31, 2002, $657,400 was outstanding under the Old Arrangement. The New Chart Bank Arrangement has superceded the Old Arrangement and has a term of three years which shall automatically renew in September 2005 unless notice is given 30 days prior to renewal. The arrangement may be terminated by either party for any reason after 60 days written notice. Under this arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

        o WSFS. In August 2000, the Company entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing it to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased the Company's limit to $5,000,000 and, as of July 31, 2002, approximately $4,193,000 was outstanding. The WSFS arrangement has a one-year term, which automatically renewed in August 2002, and may be terminated by WSFS at any time upon breach by the Company and upon the occurrence of certain other events. Under this arrangement, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

        o First Mariner Bank of Baltimore. Under the Company's arrangement regarding the combined convenience stores and gas stations (as described in Company's Annual Report on Form 10-KSB for the year ended January 31, 2002, Part I, Item 1 "Description of Business--Our Network--Significant Relationships"), First Mariner Bank provides vault cash (approximately $1.5 million) for all 101 ATMs placed under that arrangement. This arrangement has a five (5) year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by the Company and upon the occurrence of certain other events. We are also in the process of trying to negotiate an expansion of the Company's relationship with First Mariner Bank. As compensation for this current arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

        o Horizon National Bank. Under a new vault cash arrangement executed in September 2002, Horizon National Bank has agreed to provide vault cash of up to $1.5 million for certain new ATMs and the ATMs located in the Kansas City area. This new arrangement has a one (1) year term and may be terminated by either party for any reason after 60 days written notice. Horizon National Bank may also terminate this arrangement at any time upon breach by us and upon the occurrence of certain other events. As compensation for this current arrangement, Horizon National Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

      During the fourth quarter of calendar year 2001, two previous vault cash providers, Humboldt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to the Company's network. To reduce exposure, each bank has made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave the Company the required notice of their desire to terminate the Company's vault cash arrangement. Under the Tehama Bank arrangement, the Company could rent up to $3,000,000 in vault cash and, as of January 31, 2002, was renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, the Company could rent up to $1,000,000 in vault cash and, as of January 31, 2002, was renting approximately $1,300,000 in vault cash, which exceeded the limit under the Humboldt Bank arrangement by $300,000. Both arrangements terminated effective March 1, 2002. The vault cash being obtained from these banks has been replaced with expansion of the Company's relationship with WSFS and Funding.

     As a result of certain factors, the Company's liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs associated with the Company's recent expansion efforts, the loss of certain banking clients as discussed above and increased competition.

      As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. The Company believes that cash flow from operations will be sufficient to fund operations and to allow it to continue to explore and pursue expansion opportunities. If cash flow from operations is not sufficient to fund the Company's operations, it may be required to seek additional sources of financing. If any of the Company's existing financing arrangements are terminated, or if it seeks additional funding to expand its ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, the Company's ability to maintain and expand its ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on its business, results of operations and financial condition. As always, the Company continues to look for new and alternative vault cash sources.

SUBSEQUENT EVENTS

     Significant Relationships. In June 2002, the operator of the combined convenience stores and gas stations at which the Company maintains 52 ATMs has indicated that it will not renew its agreement with the Company. The Company believes this agreement will terminate as of February 2003, however, the operator of the combined convenience stores and gas stations has indicated that the agreement may terminate prior to that. For the six months ended July 31, 2002, this agreement accounted for approximately 11% of revenues. In addition, the written contract with the operator of the combination convenience stores and gas stations at which the Company maintained 43 ATMs as of July 31, 2002, expired during August 2001. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time.

     Expansion of Network. On September 19, 2002 the Company amended its arrangement with Kmart, allowing it to place additional ATMs in 222 additional stores in the eastern half of the United States with concentrations in Florida, New York, New Jersey, Virginia, Illinois, Texas, Massachusetts and Ohio.

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

      o The ability of the Company to maintain its existing relationships with operators of combination convenience stores and gas stations at which the Company maintains 43, 52 and 173 ATMs as of July 31, 2002. See "--Subsequent Events--Significant Relationships";

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

      o    Resolution of a Johnson County Kansas property tax dispute.

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


                               UNIVERSAL MONEY CENTERS, INC.
                               (Registrant)


Date: September 20, 2002       By:  /s/ David S. Bonsal
                                  ---------------------------------
                                   David S. Bonsal
                                   Chairman of the Board, Chief Executive
                                   Officer, Principal Financial and Accounting
                                     Officer

                                   CERTIFICATE
                                   -----------



      I, David S. Bonsal, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Universal Money Centers, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



           Date: September 20, 2002

                                   /s/ David S. Bonsal
                                   -----------------------------
                                   David S. Bonsal
                                   Chief Executive Officer

                                   CERTIFICATE
                                   -----------


     I, Christopher D. Greek, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Universal Money Centers, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

          Dated: September 20, 2002


                                   /s/ Christopher D. Greek
                                   -----------------------------
                                   Christopher D. Greek
                                   Corporate Controller

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

10.19****  Restricted Stock Agreement dated January 12, 2001 between the
           Company and David S. Bonsal.

10.20****  Restricted Stock Agreement dated January 12, 2001 between the
           Company and Pamela A. Glenn.

10.21 Settlement Agreement and Release of All Claims dated November 28, 2001 between Universal Money Centers, Inc. and John L. Settles (incorporated by reference from Exhibit 10.21 to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31,
           2001).

10.22 Settlement Agreement and Release dated April 22, 2002, between Universal Money Centers, Inc. and Dave Windhorst (incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended January 31, 2002).

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