Form 10QSB
period 2002-10-31
UNIVERSAL MONEY CENTERS INC
filed 2002-12-16
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended October 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Number of shares outstanding of each of the issuer's classes of common equity as of December 12, 2002: 4,157,378 shares of Common Stock, $.01 par value per share

     Transitional Small Business Disclosure Format: Yes __  No  X
                                                               ---

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

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                             October 31, 2002  January 31, 2002
                                             ----------------  ----------------
                                                (Unaudited)


CURRENT ASSETS

   Cash                                         $  166,280      $  592,422
   Accounts receivable - trade, less
      allowance for doubtful accounts:
      $162,673 and $161,481 at October 31
      and January 31, 2002, respectively           110,922          64,584
   Note receivable - affiliate                     149,815         139,715
   Prepaid expenses and other                      108,991         136,046
   Interest receivable - affiliate                     373           4,809
                                                 ----------     ----------
           Total Current Assets                    536,381         937,576
                                                 ----------     ----------

PROPERTY AND EQUIPMENT, At cost
   Equipment                                      6,031,121      5,528,686
   Leasehold improvements                             2,650          2,650
   Vehicles                                          11,434         11,434
                                                 -----------    ----------
                                                  6,045,205      5,542,770
   Less accumulated depreciation                 (3,870,177)    (3,285,131)
                                                 -----------    ----------
                                                  2,175,028      2,257,639

OTHER ASSETS

   Prepaid Rent                                     164,231        231,748
   Other                                             31,266         34,266
                                                 ----------     ----------
                                                    195,497        266,014
                                                 ----------     ----------


                                                 $2,906,906     $3,461,229
                                                 ==========     ==========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                           October 31, 2002  January 31, 2002
                                             ----------------  ----------------
                                                (Unaudited)

CURRENT LIABILITIES
   Current maturities of long-term debt and
      Capital lease obligations                 $   482,271     $  486,287
   Accounts payable                               1,003,833        817,840
   Checks drawn in excess of available
      cash balance                                  182,026            ---
   Accounts payable--affiliate                       62,039        248,364
   Accrued expenses                                 324,305        306,203
                                                 ----------     ----------
           Total Current Liabilities              2,054,474      1,858,694
                                                 ----------     ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS        334,082        680,191
                                                 ----------     ----------


STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated
       value; 40,000,000 shares authorized;
       issued 4,157,378 shares at October 31,
       2002 and January 31, 2002, respectively       41,574         41,574
   Additional paid-in capital                    19,781,294     19,781,294
   Retained earnings (deficit)                  (17,618,772)   (17,238,216)
                                                ------------   ------------
                                                  2,204,096      2,584,652
   Less treasury stock, at cost; common;
       October 31, 2002 --86,511 shares;
       January 31, 2002--27,916 shares           (1,685,746)    (1,662,308)
                                                ------------   ------------
                                                    518,350        922,344
                                                ------------   ------------


                                               $  2,906,906    $ 3,461,229
                                                 ==========    ===========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001

                                   (UNAUDITED)



                  Three Months Ended October 31,  Nine Months Ended October 31,
                  ------------------------------  -----------------------------
                         2002          2001            2002          2001
                         ----          ----            ----          ----

NET REVENUES          $ 2,164,218   $ 2,073,541       6,177,777    $ 6,647,725

COST OF REVENUES        1,869,986     1,810,521       5,258,205      5,416,265
                      -----------   -----------      ----------    -----------

GROSS PROFIT              294,232       263,020         919,572      1,231,460

OPERATING EXPENSES        456,372       449,257       1,275,827      1,331,723
                      -----------   -----------      ----------    -----------

INCOME (LOSS)
FROM OPERATIONS          (162,140)     (186,237)       (356,255)      (100,263)
                      -----------   -----------      ----------    -----------

OTHER INCOME
(EXPENSE)
   Lawsuit Settlement       -----      (188,106)          -----       (188,106)
   Interest income          7,163        24,052          25,850         65,852
   Interest expense       (23,005)      (24,227)        (76,022)       (79,261)
   Other                   33,191            --          25,871             --
                      ------------  -----------      ----------    -----------
                           17,349      (188,281)        (24,301)      (201,515)
                      ------------  -----------      ----------    -----------

(LOSS) BEFORE
INCOME TAXES             (144,791)     (374,518)       (380,556)      (301,778)

PROVISION FOR
INCOME TAXES                   --       182,000              --        182,000
                      ------------  ----------       ----------    -----------

NET (LOSS)            $  (144,791)  $  (556,518)       (380,556)    $ (483,778)
                      ------------  -----------      ----------    -----------

BASIC AND DILUTED
(LOSS) PER SHARE      $   (0.0356)  $    (0.137)     $  (0.0931)    $   (0.119)
                      ============  ===========      ============  ===========


WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING            4,070,867      4,063,067       4,088,682      4,063,138
                      ============  ===========      ============  ===========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                   NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001

                                   (UNAUDITED)

                                                         2002        2001
                                                       -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(380,556)  $(483,778)
  Items not requiring cash:
    Depreciation and amortization                        668,350     538,856
    (Gain) Loss of equipment                               9,003       1,821
    Common stock issued as compensation                       --      30,000
    Deferred income taxes                                            182,000
  Changes in:
    Accounts receivable                                  (41,902)    168,913
    Prepaid expenses and other                            28,393     (83,783)
    Accounts payable and accrued expenses                (69,130)    248,344
                                                       ---------   ---------
         Net cash provided by operating activities       214,158     598,731
                                                       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in note receivable-affiliate       (10,100)   (570,000)
  Purchase of property and equipment                    (422,162)   (100,256)
  Proceeds from sale of property and equipment              --         3,999
                                                       ---------   ---------
         Net cash (used in) investing activities        (432,262)   (666,257)
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under long-term debt and
    capital lease obligations                           (366,625)   (326,249)
  Purchase of treasury stock                             (23,438)        ---
  Checks drawn in excess of cash                         182,026         ---
                                                       ---------   ---------
         Net cash (used in) financing activities        (208,038)   (326,249)
                                                       ---------   ---------

DECREASE IN CASH                                        (426,142)   (393,775)

CASH, BEGINNING OF PERIOD                                592,422     580,248
                                                       ---------   ---------

CASH, END OF PERIOD                                    $ 166,280   $ 186,473
                                                       =========   =========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED OCTOBER 31, 2002 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the Company's consolidated financial position as of October 31, 2002, and the consolidated results of its operations for the three and nine months periods and cash flows for the nine month periods ended October 31, 2002 and 2001. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2002 has been derived from the audited condensed consolidated balance sheet of the Company as of that date.

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

NOTE 2:  Cash

     Included in cash at October 31, 2002 and January 31, 2002 is $78,082 and $40,335 of cash that is restricted under the terms of the Company vault cash agreements with various financial institutions.

NOTE 3:  Matters Potentially Affecting Liquidity

     Johnson County Tax Dispute. In June 2002, the Company received notice of a property tax assessment with interest related to property taxes assessed between 1986 and 1989 totaling approximately $600,000. The Company disputes these charges and believes it has reasonable defenses to the assessment.

NOTE 4:  SIGNIFICANT CONCENTRATIONS

     In June 2002, the operator of the combined convenience stores and gas stations at which the Company maintains 52 ATMs has indicated that it will not renew its agreement with the Company. The Company believes this agreement will terminate as of February 2003, however, the operator of the combined convenience stores and gas stations has taken the position that the agreement will terminate at December 31, 2002. For the nine months ended October 31, 2002, this agreement accounted for approximately 13.0% of revenues.

Item 2.  Management's Discussion and Analysis or Plan of Operation Overview

Overview

     Universal Money Centers, Inc. (the "Company") operates a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. At October 31, 2002, the Company's network had 826 ATMs consisting of approximately 786 ATMs owned or leased by the Company and its affiliate, Universal Funding Corporation ("Funding"), 31 ATMs owned by banks and 9 ATMs owned by third party merchants. ATMs in the Company's network are principally installed in convenience stores and banks with locations concentrated in the Kansas, Illinois, Maryland, Missouri and Texas. Other ATMs are located in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Massachusetts, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

     On September 19, 2002, the Company amended its arrangement with a large discount retailer, allowing it to place ATMs in 212 additional stores in the eastern half of the United States with concentrations in Florida, New York, New Jersey, Virginia, Illinois, Texas, Massachusetts, and Ohio. Approximately 79 of these ATMs were installed as of October 31, 2002 and the remaining 133 were installed as of November 30, 2002. See "-Significant Relationships."

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

Comparison of Results of Operations for the Three Months and Nine Months Ended October 31, 2002 and October 31, 2001.

     Overview. The Company's revenues are lower for the nine months ended October 31, 2002 in comparison with the same period last year as a result of the loss of six banking clients during the last several months of the last fiscal year. A competitor of the Company that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these six banks. The Company's revenues increased slightly for the three months ended October 31, 2002 in comparison with the same period last year as a result of the strong performance of the new ATMs placed with the Company's discount retail customer. The loss of revenues for the nine months comparable periods has been partially offset by an increase in Company-owned or leased ATMs placed in other locations and new ATMs placed with the discount retailer as of October 31, 2002. The revenues generated from newly placed ATMs are typically lower than can be expected once the ATM has been in place for several months. However, because the ATMs newly placed with this retailer replaced existing ATMs without any interruption in service, these new ATMs have matured more quickly than is typical for newly placed ATMs. Thus, helping to begin to offset the loss of revenues generated by the ATMs from the former banking clients. The loss of revenues has also been partially offset by a reduction in cost of revenues resulting from lower transaction costs, such as interchange rebates and network processing costs, resulting from the loss of these banking clients.

     Revenues. The Company's total revenues increased to $2,164,218 for the three months ended October 31, 2002 ("third quarter 2003") from $2,073,541 for the three months ended October 31, 2001 ("third quarter 2002") and decreased to $6,177,777 for the nine months ended October 31, 2002 from $6,647,725 for the nine months ended October 31, 2002. The decrease for these comparable nine month periods was primarily attributable to a loss of banking clients as described above. The increase in revenues for these comparable fiscal quarters was primarily attributable to the maturing of some of the Company's newly-placed ATMs on which the Company imposed surcharge and interchange fees for cash withdrawals and transactions. See "--Overview." As discussed above, revenues are derived from four main sources, Surcharge Fees, Interchange Fees, Funding Revenues (Expense) and Network Management Services. See "--Revenue Sources."

          Surcharge Revenues. Surcharge fees increased to $1,500,177 or 69.3% of total revenues for the three months ended October 31, 2002 from $1,372,228 or 66.2% of total revenues for the three months ended October 31, 2001 and increased to $4,376,341 or 70.8% of total revenues for the nine months ended October 31, 2002 from $4,272,047 or 64.3% of total revenues for the nine months ended October 31, 2001. This increase is due in part to an increased number of ATMs in the Company's network which charge a surcharge fee. The number of such ATMs increased to 824 in the third quarter 2003 from 595 in the third quarter 2002. See "--Overview."

          Interchange Revenues. Revenues derived from interchange fees increased to $592,905 for the three months ended October 31, 2002 from $520,840 for the three months ended October 31, 2001, and decreased to $1,583,266 for the nine months ended October 31, 2002 from $1,903,703 for the nine months ended October 31, 2001. As discussed above, the decrease in interchange revenues for the comparable nine month periods is primarily due to a loss of banking clients. The increase in revenues for these comparable fiscal quarters was primarily attributable to the maturing, in fiscal quarter 2003, of some of the Company's newly-placed ATMs on which it imposed interchange fees. See "--Overview."

          Funding. (Payments made to) and revenues received from Funding under a Management Agreement between the Company and Funding were ($7,991) for the three months ended October 31, 2002 and $2,590 for nine months ended October 31, 2002 compared with revenues received from Funding of $11,951 for the three months ended October 31, 2001 and expenses incurred from Funding of ($44,931) for the nine months ended October 31, 2001. See "--Revenue Sources." The number of ATMs which received vault cash from Universal Funding decreased from 232 ATMs as of October 31, 2001 to 167 ATMs as of October 31, 2002. The revenues earned by Funding from interchange fees decreased in the third quarter 2003 from the third quarter 2002, primarily as a result of a lower number of these ATMs. See "--Revenues from Funding."

          Network Management Fees. The Company's revenues from network management services provided to banks and third parties decreased to $79,127 for the three months ended October 31, 2002 from $168,522 for the three months ended October 31, 2001 and decreased to $215,580 for the nine months ended October 31, 2002 from $516,906 for the nine months ended

     October 31, 2001. As discussed above, this decrease is a result of a loss of banking clients. See "--Overview."

     Revenues from Funding. The Company has a relationship with its affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by the Company. At the request of Funding, the Company leases all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At October 31, 2002 and 2001, Funding had vault cash located in approximately 167 and 232 ATMs, respectively, owned or leased by the Company.

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

          Third Quarter 2003. The revenues received or (losses suffered) by the Company from Funding under the Management Agreement were ($7,991) and $2,590 for the three months and nine months ended October 31, 2002, respectively. These revenues equal Funding's "net income" or "net loss" under the Management Agreement for the same period. Funding's "net loss" of ($7,991) for the three months ended October 31, 2002 consisted of $172,962 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $174,679 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $2,590 for the nine months ended October 31, 2002 consisted of $575,362 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $554,152 and Funding's return on equity payment to shareholders of Funding in the amount of $18,619.

          Third Quarter 2002. The revenues received or (losses suffered) by the Company from Funding under the Management Agreement were $11,951 and ($44,931) for the three months and nine months ended October 31, 2001, receptively. These revenues equal Funding's "net income" or "net loss" under the Management Agreement for the same period. Funding's "net income" of $11,950 for the three months ended October 31, 2001 consisted of $218,755 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $200,509 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net loss" of ($44,931) for the nine months ended October 31, 2001 consisted of $602,837 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $629,149 and Funding's return on equity payment to shareholders of Funding in the amount of $18,619.

     Cost of Revenues. The Company's cost of revenues increased to $1,869,986 for the three months ended October 31, 2002 and decreased to $5,258,205 for the nine months ended October 31, 2002, from $1,810,521 for the three months ended October 31, 2001, and from $5,416,265 for nine months ended October 31, 2001. The principal components of cost of revenues are salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, depreciation and amortization and vault cash rental costs. The decrease in the nine months period is principally due to a decrease in interchange rebates and network processing costs resulting from the loss of banking clients partially offset by increases in surcharge rebates, ATM maintenance and repair and depreciation. The increase in cost of revenues for the comparable fiscal quarters was primarily attributable to increased surcharge rebates and vault cash and money servicing costs resulting from the newly placed ATMs, ATM maintenance and repair and depreciation.

     Gross Margin. Gross profit as a percentage of revenues for the three months and nine months ended October 31, 2002 was 13.6% and 15.0%, respectively, and for the three months and nine months ended October 31, 2001 was 12.7% and 18.5%, respectively. The decrease for the nine months ended October 31, 2002 was caused by a number of factors, including decreased surcharge fees, interchange fees and network management services revenues and increased surcharge rebates and increased personnel expense and telecommunications charges resulting from growth in the ATM network. The increase in gross margin for the comparable fiscal quarters was primarily attributable to increased surcharge fees and interchange fees, partially offset by increased cost of revenue.

     Operating Expenses. The Company's total operating expenses increased to $456,372 for the three months ended October 31, 2002 from $449,257 for the three months ended October 31, 2001 and decreased to $1,275,827 for the nine months ended October 31, 2002 from $1,331,723 for the nine months ended October 31, 2001. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease for the nine month period is principally attributable to a reduction in indirect salaries and general administrative expenses. ATM shortages and write-off of bad debt partially offset this decrease.

     Interest Income. Through its subsidiary, Electronic Funds Transfer, Inc. ("EFT), the Company extends short-term loans to Funding, which uses the loan proceeds to provide vault cash for ATMs in the Company's network. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. As of October 31, 2002, Universal Funding paid interest on loans at 11% per annum. Interest income primarily represents the interest paid by Funding to the Company on the outstanding balance of these loans. Interest income decreased to $7,163 and $25,850 for the three months and nine months ended October 31, 2002, respectively, from $24,052 and $65,852 for the three months and nine months ended October 31, 2001, respectively, as a result of lower average outstanding loan balances.

     Other. The Company received approximately $35,000 during the third quarter 2003 from the bankruptcy estate of an armored car service, in connection with the theft of vault cash by the employees of the armored car service. As a result of such theft, the Company was required to pay its vault cash provider, Wilmington Savings Fund Society ("WSFS"), $188,000 in the third quarter 2002. The Company has a claim against the bankruptcy estate of the armored car service and its insurance company in the same amount. For additional information, see
Item 3 of Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002. The revenues from this payment were partially offset by write-offs made by the Company in connection with stolen or damaged ATMs, approximately $1,700 and $9,000 in the three months and nine months ended October 31, 2002, respectively.

     Net Income or Loss before Taxes. The Company had net loss of $144,791 or $0.0356 per share for the three months ended October 31, 2002 compared to net loss of $556,518 or $0.137 per share for the three months ended October 31, 2001. The Company had net loss of $380,556 or $0.0931 per share for the nine months ended October 31, 2002 compared to net loss of $483,778 or $0.119 per share for the nine months ended October 31, 2001. The decreased losses were attributable to the items described above and the following events in fiscal 2002 which did not occur in fiscal 2003: (i) a reduction of $182,000 of deferred tax credits deemed to be unrealizable; (ii) accrual as lawsuit settlement of $188,000 in settlement of the WSFS matter described in Note 3 of the financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal quarter ended January 31, 2002; and (iii) $100,000 in connection with the loss of banking customers as described in Note 3 of the financial statements contained in the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended October 31, 2001.

     Income Taxes. The Company paid no income taxes for the three and nine months ended October 31, 2002 or for the three and the nine months ended October 31, 2001, as a result of the losses. The Company has unused operating loss carryforwards of approximately $3,000,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

     Working Capital Deficit. At October 31, 2002, the Company had working capital deficit of $1,518,093, compared to a working capital deficit of $921,118 at January 31, 2002. The ratio of current assets to current liabilities decreased to .26 at October 31, 2002 from .50 at January 31, 2002.

     Funding of Operations. The Company has funded its operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $214,158 for the nine months ended October 31, 2002 compared to $598,731 for the nine months ended October 31, 2001. Net cash provided by operating activities for the nine months ended October 31, 2002 consisted primarily of depreciation of $668,350, a decrease in accounts payable of $69,130, an increase in accounts receivable of $41,902 and a decrease in prepaid expenses and other assets of $28,393 partially offset by a net loss of $380,556. Net cash used in investing activities was $437,262 for the nine months ended October 31, 2002, compared to net cash used by investing activities of $666,257 for the nine months ended October 31, 2001. The decrease in net cash used in investing activities resulted primarily from a decrease in loans to Funding to provide vault cash and an increase in purchases of plant and equipment. Net cash used in financing activities was $208,038 for the nine months ended October 31, 2002, compared to net cash used in financing activities of $326,249 for the nine months ended October 31, 2001. The decrease in the use of cash in connection with financing activities results primarily from the repurchase of treasury stock and an increase in capital lease expenses in connection with the expansion of the ATM network, partially offset by an increase in checks drawn in excess of available cash balances. The Company had cash and cash equivalents of $166,280 at October 31, 2002, compared to cash and cash equivalents of $592,422 at January 31, 2002.

     Much of the Company's cash requirements relate to the need for vault cash for ATMs owned by the Company. Funding currently provides vault cash for many of these ATMs. At October 31, 2002 and 2001, Funding had vault cash of approximately $2.3 million and $2.6 million, respectively, located in approximately 167 and 232 ATMs, respectively, owned by the Company. Through its subsidiary, EFT, the Company lends funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that the Company has cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at October 31, 2002 was $149,815 and at October 31, 2001 was $764,415. See "Comparison of Results of Operations for the Three Months and Nine months ended October 31, 2002 and October 31, 2001 - Revenues from Funding" and the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2002, Item 1, "DESCRIPTION OF BUSINESS - Relationship with Universal Funding Corporation." Certain of the ATMs owned by the Company are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in the Company's ATM network that are owned by banks and third party vendors is provided by the ATM owner. Currently, the Company does not directly provide vault cash to any ATMs in its network.

     The Company also obtains vault cash under the following arrangements:

     o Chart Bank. In September 2002, the Company entered into a new arrangement with Chart Bank allowing it to obtain up to $1,000,000 in vault cash ("New Chart Bank Arrangement"). The old arrangement entered into in October 1999 allowed the Company to obtain up to $5,000,000 in vault cash from Chart Bank and was amended in January 2002 to reduce the amount available to $1,000,000, (the "Old Arrangement"). As of October 31, 2002, approximately $1,400,000 was outstanding under the New Chart Bank Arrangement. The New Chart Bank Arrangement has superceded the Old Arrangement and has a term of three years which shall automatically renew in September 2005 unless notice is given 30 days prior to renewal. The arrangement may be terminated by either party for any reason after 60 days written notice. Under this arrangement, the Company is required to maintain cash in an account only Chart Bank can access to offset losses of vault cash and to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly correspondent banking fees. See -- Note 2 to the Condensed Consolidated Financial Statements at Item 1. Financial Statements.

     o WSFS. In August 2000, the Company entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing it to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased the Company's limit to $5,000,000 and, as of October 31, 2002, approximately $4,526,900 was outstanding. The WSFS arrangement has a one-year term, which automatically renewed in August 2002, and may be terminated by WSFS at any time upon breach by the Company and upon the occurrence of certain other events. Under this arrangement, the Company is required to maintain cash in a joint account to allow WSFS to offset losses of vault cash and to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly correspondent banking and miscellaneous fees. See -- Note 2 to the Condensed Consolidated Financial Statements at Item 1. Financial Statements.

     o First Mariner Bank of Baltimore. In October 2001, the Company entered into an arrangement with First Mariner Bank allowing it to obtain vault cash of approximately $1.5 million initially for 101 ATMs. As of October 31, 2002, the bank has provided approximately $2.5 million in vault cash for 140 ATMs. This arrangement has a five (5) year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by the Company and upon the occurrence of certain other events. We are also in the process of trying to negotiate an expansion of the Company's relationship with First Mariner Bank. As compensation for this current arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

     o Horizon National Bank. Under a new vault cash arrangement executed in September 2002, Horizon National Bank ("Horizon") has agreed to provide vault cash of up to $1.5 million for certain new ATMs and the ATMs located in the Kansas City area. This new arrangement has a one
          (1) year term and after such one year may be terminated by either party for any reason after 60 days written notice. Horizon National Bank may also terminate this arrangement at any time upon breach by us and upon the occurrence of certain other events. As compensation for this current arrangement, Horizon National Bank shares in a portion of the surcharge fees earned in connection with these ATMs and receives a monthly correspondent banking and miscellaneous fee.

     During the fourth quarter of calendar year 2001, two previous vault cash providers, Humboldt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to the Company's network. To reduce exposure, each bank has made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave the Company the required notice of their desire to terminate the Company's vault cash arrangement. Under the Tehama Bank arrangement, the Company could rent up to $3,000,000 in vault cash and, as of January 31, 2002, was renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, the Company could rent up to $1,000,000 in vault cash and, as of January 31, 2002, was renting approximately $1,300,000 in vault cash, which exceeds the limit under the Humboldt Bank arrangement by $300,000. Both arrangements terminated effective March 1, 2002. The vault cash being obtained from these banks has been replaced with expansion of the Company's relationship with WSFS and Horizon.

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

Significant Relationships.

     In June 2002, the operator of the combined convenience stores and gas stations at which the Company maintains 52 ATMs as October 31, 2002 has indicated that it will not renew its agreement with the Company. The Company believes this agreement will terminate as of February 2003, however, the operator of the combined convenience stores and gas stations has taken the position that the agreement will terminate on December 31, 2002. The written contract with the operator of combination convenience stores and gas stations at which the Company maintained 43 ATMs as of October 31, 2002, expired during August 2001. However, the Company continues to provide ATM management services in connection with these ATMs and will do so under an oral agreement that may be terminated at any time. The written contract with the operator of combination convenience stores for which the Company has placed over 100 ATMs as of October 31, 2002 may be terminated by either party under various circumstances. As described under "-Overview," the Company has expanded its relationship with a large discount retailer. This retailer is in the process of trying to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The written contract, as amended, with this retailer, was entered into on a pre-petition basis. Thus, this retailer could still reject this contract or a portion of it and force the Company to remove some or all of the Company's ATMs from its stores.

Subsequent Event

     As of December 5, 2002, Donald Peterson is no longer employed by the Company and no longer serves as the Chief Operating Officer.

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

     o The ability of the Company to maintain its existing relationships with operators of combination convenience stores and gas stations at which the Company maintains 43 and 101 ATMs as of October 31, 2002. See "--Subsequent Events--Significant Relationships";

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

Item  4

     Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2002 conducted by our Chief Executive Officer and Corporate Controller within 90 days of filing this Quarterly Report on Form 10-QSB, we conclude that our disclosure controls and procedures are effective.

     The Company has internal controls and procedures regarding financial reporting. Because of the small size of the Company's accounting and financial reporting staff, it has some concerns regarding its segregation of duties, but does not believe such deficiencies or weakness are significant or material. The

Company has made changes in internal controls regarding processing of accounts payable and the preparation of financial statements to improve its segregation of duties.

PART II - OTHER INFORMATION

Item  6    Exhibits and Reports on Form 8-K.

      (a)  Exhibits
           --------

           The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      (b)  Reports on Form 8-K
           -------------------

           On September 20, 2002, the Company filed a current report on Form 8-K.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             UNIVERSAL MONEY CENTERS, INC.
                             (Registrant)


Date:  December 16, 2002     By:    /s/ David S. Bonsal
                                 ----------------------------------------------
                                 David S. Bonsal
                                 Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer

                                 302 CERTIFICATE
                                 ---------------



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

                                      /s/ David S. Bonsal
                                   -----------------------------------
                                   David S. Bonsal
                                   Chief Executive Officer

                                 302 CERTIFICATE
                                 ---------------



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 16, 2002

                                      /s/ Christopher D. Greek
                                   -----------------------------------
                                   Christopher D. Greek
                                   Corporate Controller

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

10.13 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1999).

10.14 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between the Company and Dana Commercial Credit Corporation (Incorporated by reference from Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1999).

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