Form 10KSB
period 2003-01-31
UNIVERSAL MONEY CENTERS INC
filed 2003-05-16
CIK 702167

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark one)
  |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended January 31, 2003

  |_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                 to
                                     ---------------    -----------

        Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                Missouri                             43-1242819
                --------                             ----------
       (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organization          Identification Number)


      6800 Squibb Road, Mission, Kansas                  66202
      ----------------------------------                 -----
      (Address of principal executive offices)         (Zip code)


Issuer's telephone number:  (913) 831-2055
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 2003 were $8,686,464.

     The issuer is unable to determine the aggregate market value of the voting stock held by non-affiliates of the issuer as of a date within the past 60 days.

     The number of shares of the registrant's Common Stock outstanding as of April 13, 2003 was 4,157,378.

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into Part III of this Form 10-KSB is the information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management", "Executive Compensation" and "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the SEC pursuant to Regulation 14A with respect to its 2003 annual meeting of shareholders.

     Transitional Small Business Disclosure Format (check one):  Yes|_|  No  |X|

                          UNIVERSAL MONEY CENTERS, INC.
                            FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS
                                -----------------

Section                                                        Page
-------                                                        ----


PART I...................................................................1

  ITEM 1.  DESCRIPTION OF BUSINESS.......................................1
  ITEM 2.  DESCRIPTION OF PROPERTIES.....................................8
  ITEM 3.  LEGAL PROCEEDINGS.............................................9
  ITEM 4.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS..........9

PART II.................................................................10

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....10
  ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....10
  ITEM 7.  FINANCIAL STATEMENTS.........................................20
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..........................36

PART III................................................................36

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
           EXCHANGE ACT.................................................36
  ITEM 10. EXECUTIVE COMPENSATION.......................................36
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................36
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............36
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................36
  ITEM 14. CONTROLS AND PROCEDURES......................................37

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

                                     PART I

Item 1.    DESCRIPTION OF BUSINESS

Overview

      We are engaged in the business of operating a network of automated teller machines. The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times chosen by the cardholder. Debit and credit cards are principally issued by banks and credit card companies. As of January 31, 2003, the network consisted of approximately 736 ATMs owned by us, approximately 30 ATMs owned by banks and approximately 8 ATMs owned by third party merchants. See "-Recent Developments in Our Business."

      On September 19, 2002, we amended our arrangement with a large discount retailer, allowing us to place ATMs in 212 additional stores in the eastern half of the United States with concentrations in Florida, New York, New Jersey, Virginia, Illinois, Texas, Massachusetts, and Ohio. These ATMs were installed as of November 30, 2002. We now have 387 of our ATMs placed in stores of this retailer. During the fourth quarter of the fiscal year ended January 31, 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATMs were placed in these stores by December 31, 2001. See "-Significant Relationships."

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

Recent Developments in Our Business

      Loss of combination convenience stores and gas stations clients. During fiscal year ended January 31, 2003, two operators of combination convenience stores and gas stations terminated their relationship with us effective as of January, 2003. The aggregate revenues from these operators accounted for approximately 14% and 10% of our revenues in fiscal year 2003 and 16% and 12% of our revenues in fiscal year 2002. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Trends--Loss of Clients." We have removed these ATMs from these sites. Only a few of these ATMs have been redeployed and the remaining ATMs are sitting in storage. Approximately 30 of these ATMs are owned by us and the remaining ATMs are under lease and will be returned to the lessor as the leases expire.

Significant Relationships

      During the fourth quarter of fiscal 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATM site lease agreement expires in October 2006 and may be terminated before the end of the lease term under certain circumstances. The aggregate revenues from this operator accounted for approximately 14% of our revenues in fiscal year 2003.

      We also have a relationship with a retailer for whom approximately 387 ATMs have been installed at various locations as of January 31, 2003. The ATM site lease agreement with this retailer expires in October 2005 and the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. The aggregate revenues from this retailer accounted for approximately 21% of our revenues in fiscal year 2003 and 13% of our revenues in fiscal year 2002.

Our Network

      General.  ATM locations in our network are concentrated in Kansas (97
ATMs), Maryland (120 ATMs), Missouri (118 ATMs) and Texas (34 ATMs). Other ATMs are located in Alabama, Arkansas, Arizona, California, Colorado, Delaware, Florida, Georgia, Indiana, Michigan, Mississippi, Nevada, New Hampshire, New

Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

     The operation of the network involves the performance of many complementary tasks and services, including principally:

     o    acquiring ATMs for us or our customers,

     o selecting locations for ATMs and entering into leases for access to those locations,

     o establishing relationships with banks and third party merchants for processing transactions on their ATMs,

     o    establishing   relationships   with   national   and   regional   card
          organizations and credit card issuers to promote usage of ATMs in the network,

     o operating and maintaining the computer system and related software necessary to process transactions conducted on ATMs in the network,

     o    processing transactions conducted on ATMs in the network,

     o    daily reconciling of transactions processed on ATMs in the network,

     o supplying ATMs in the network with cash and monitoring cash levels for resupply, and

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

      Transaction Volumes. We monitor the number of transactions that are made by cardholders on ATMs in our network. The transaction volumes processed on any given ATM are affected by a number of factors, including location of the ATM, the amount of time the ATM has been installed at that location, and market demographics. Our experience is that the number of transactions on a newly installed ATM is initially very low and increases for a period of three to six months after installation as consumers become familiar with the location of the machine. We processed a total of 10,872,717 transactions on our network in the fiscal year ended January 31, 2003, of which 3,833,746 were surcharge transactions. We processed a total of 12,564,571 transactions on our network in the fiscal year ended January 31, 2002, of which 3,728,612 were surcharge transactions.

      Vault Cash. An inventory of cash ("vault cash") is maintained in each ATM that is replenished periodically based upon cash withdrawals. Our affiliate, Universal Funding Corporation, a Missouri corporation, and commercial vault cash providers currently supply vault cash for all of the ATMs owned by us. Certain of our ATMs are sponsored by banks and third party vendors. Vault cash for these ATMs is supplied by the sponsoring bank or vendor. We do not supply vault cash for the ATMs in our ATM network that are owned or sponsored by banks and third party vendors. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

Relationship with Universal Funding Corporation

      We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation, since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Universal Funding was formed in 1989 by David S. Bonsal, the chairman of our board of directors, John L. Settles, a former President of ours, and, a former shareholder, William Smithson. In 2000, Mr. Smithson sold his interest in Universal Funding to Mr. Bonsal and Mr. Settles. Each of them now owns one-half of Universal Funding. Mr. Settles was our President from April, 1989 through October, 1990 and then from June, 1999 to November, 2001.

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

      In the Management Agreement, Universal Funding agreed to enter into contracts with site owners for the placement of the ATMs acquired from us, to provide vault cash necessary for the operation of the ATMs and to contract for an armored security service for deliveries of cash to ATMs. In exchange for these services, Universal Funding received all interchange fees for transactions processed on the ATMs for which it provided vault cash. Under the Management Agreement, we agreed to "drive" the ATMs sold to Universal Funding and to provide accounting, maintenance and communication services. In exchange for these services, Universal Funding agreed to pay us a management fee equal to Universal Funding's "net income". Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in

Universal Funding. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Universal Funding and is paid on the equity investment at a rate of 18% per annum, or a total of approximately $25,000 per year. The management fee is to be paid to us on a monthly basis after Universal Funding has met all of its other cash expenses, including the payment of interest on outstanding borrowings and the monthly payment to Universal Funding's shareholders. In addition, in the Management Agreement, the shareholders of Universal Funding grant us an option to purchase all of the outstanding stock of Universal Funding at any time for an amount equal to 110% of the capital contributed by the shareholders to Universal Funding plus any arrearages in the payment of expenses due under the Management Agreement. Management believes that the amount of the exercise price would have been approximately $165,000 as of January 31, 2003. The Management Agreement extends for successive twelve (12) month terms, unless either party provides written notice of termination to the other party at least thirty (30) days prior to the end of a twelve (12) month term.

      Since 1989, the relationship between Universal Funding and us has expanded to cover additional ATMs, as a result of the loss of other sources of financing and in order for us to take advantage of opportunities to place additional ATMs. Universal Funding currently supplies vault cash for all of the ATMs owned by us. We lease to Universal Funding the ATMs for which Universal Funding provides vault cash for rent of $10.00 per month. Universal Funding requested the leasing arrangement for our ATMs in order to provide protection against seizure of its vault cash. We have replaced the ATMs originally purchased by Universal Funding, and Universal Funding no longer owns any ATMs in our network. Universal Funding does not provide vault cash for ATMs in our network which are owned by banks or by third party vendors. At January 31, 2003 and 2002, Universal Funding had vault cash of approximately $2,200,000 and $2,200,000, respectively, located in approximately 157 and 249 ATMs, respectively, owned by us.

      Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. As of January 31, 2003, Universal Funding paid interest on loans at rates ranging from 9% to 11% per annum. At January 31, 2003, the aggregate outstanding amount of the loans was approximately $2,234,000, of which $0 was owed to EFT, approximately $1,202,000 was owed to Mr. Bonsal and the related limited partnership, approximately $50,000 was owed to our employees and approximately $982,000 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2003 and 2002 were $514,715 and $945,715, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2003 and 2002 was $29,851 and $81,298, respectively.

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

Employees

      At January 31, 2003, we had 33 full time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced work stoppages and consider our employee relations to be good. Our business is highly automated and we outsource specialized, repetitive functions such as cash delivery and security. As a result, our labor requirements for operation of the network are relatively modest and are centered on monitoring activities to ensure service quality and cash reconciliation and control.

Executive Officers of the Company

      Our executive officers are as follows:

    Name                   Age           Position
    ----                   ---           --------

    David S. Bonsal        62       Chairman of the
                                    Board of Directors
                                    and Chief Executive
                                     Officer

    Pamela A. Glenn        40       Vice President and
                                    Corporate Secretary

    Christopher D.         38       Corporate Controller
    Greek

      Executive officers serve at the pleasure of our Board of Directors. Unless otherwise indicated, each executive officer has had the same principal occupation during the last five years.

      David S. Bonsal has served as our Chairman and Chief Executive Officer since 1988. Mr. Bonsal is also a principal shareholder of Universal Funding Corporation. See "Certain Relationships and Related Transactions."

      Pamela A. Glenn has served as our Vice President since May 1995 and our Corporate Secretary since September 1995. Ms. Glenn served as a Sales Representative and Account Manager for us from 1991 to May 1995 and held various positions with us from 1982 to 1991.

      Christopher D. Greek has served as one of our executive officers since May 1, 2003. He became our Corporate Controller in August, 2001. From September 1997 to August 2001, Mr. Greek served as Accounting Manager. Mr. Greek also served as a Staff Accountant for us from June 1989 until September 1997.

Regulatory Matters

      Federal Banking Regulation. Because we provide transaction processing services to banks, our procedures and operations are subject to federal regulation by, and are monitored by, the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC") and the Federal Reserve Board ("FRB"). The FDIC, the OCC and the FRB have adopted regulations addressing many aspects of the operations of ATM networks and processors, including management, data security, computer systems and programming controls, and electronic funds transfer procedures. The FDIC, the OCC and the FRB conduct periodic examinations to ensure our compliance with these regulatory requirements. We believe that we are in material compliance with these regulations. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Cautionary Statement Concerning Forward-Looking Statements."

      Surcharge Regulation. The imposition of surcharges is not currently subject to federal regulation, but has been banned by several states in which we currently have no operations. Legislation to ban surcharges has been introduced but not enacted in many other states as a result of activities of consumer advocacy groups that believe that surcharges are unfair to consumers. Voters in San Francisco and Santa Monica, California voted in 1999 to bar banks from charging fees to non-customers who use their ATMs. Similar restrictions have been proposed by other cities. The banking industry has resisted these efforts to impose restrictions. We are not aware of the introduction of such legislation or the submission to voters of such referendums applicable to us in any of the states or cities in which we currently do business. Nevertheless, there can be no assurance that surcharges will not be banned in the states where we operate, and such a ban would have a material adverse effect on us. Most of the ATMs in our network are located in Kansas (97 ATMs), Maryland (120 ATMs), Missouri (118
ATMs) and Texas (34 ATMs).

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

Item 2.    DESCRIPTION OF PROPERTIES

      Our principal executive offices and our central transaction processing center are located in 12,851 square feet of leased space located at 6800 Squibb Road, Shawnee Mission, Kansas. The telephone number for our principal executive offices is 913-831-2055. We lease the facility at rates we believe were consistent with market rates at the time the facility was leased under a lease that expires in August, 2004. We believe that the facility is adequate for our needs for the foreseeable future.

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

      An armored car company, Tri-State Armored Services, Inc., provided cash replenishment services for 18 ATMs operated by us in Delaware and adjoining states. Vault cash for these machines was provided by Wilmington Savings Fund Society ("WSFS") under the terms of a Cash Bailment Agreement. On March 2, 2001, Tri-State filed a Chapter 7 Bankruptcy proceeding in the United States Bankruptcy Court for New Jersey. The trustee in bankruptcy took possession of the assets held by Tri-State on the day of his appointment and since that time has inventoried the assets, including approximately $21 million in currency. Claims against Tri-State have been estimated at $50 million or more. We have been told that at the time of the bankruptcy, Tri-State was in possession of approximately $200,000 in currency destined for our ATMs from WSFS or picked-up from those ATMs. WSFS made a claim for $202,555 against us under the terms of the Cash Bailment Agreement. In November 2001, we settled this matter with WSFS for approximately $188,000, which is reflected in the audited consolidated financial statements as of and for the fiscal year ended January 31, 2002. In fiscal 2003, we received two claims distributions by the bankruptcy trustee in total for approximately $69,000. We do not know whether or not we will receive any additional claims distributions. We are currently investigating the matter and trying to determine if identifiable currency was held by Tri-State. If any of the currency held by Tri-State is specifically identifiable, by bundle markings or otherwise, to the account of the Company, such currency should be recoverable in full from the trustee. In addition, we have given notice to our insurance carrier, under our all risk property insurance policy. Although the insurance carrier has notified the Company that such loss would not be covered by the policy, we believe that under the terms of the policy any loss suffered by it should be covered by insurance and thus, are appealing the decision of the insurance company to the corporate headquarters.

      In addition, we are a party to routine litigation in the ordinary course of business from time to time.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

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

      On January 31, 2003, there were 1,409 record holders of our common stock.

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

Comparison of Results of Operations for the Fiscal Years Ended January 31, 2003 and 2002

      Revenues. Our total revenues decreased slightly to $8,686,464 for the fiscal year ended January 31, 2003 ("fiscal 2003") from $8,690,671 for the fiscal year ended January 31, 2002 ("fiscal 2002"). This decrease is due to a number of factors, including the loss of two combination gas and convenience store operators. This decrease was also due to a decrease in revenues from network services provided to banks and third parties. See "--Trends--Loss of Clients." This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our new relationship with the operator of 101 combination convenience and gas station stores. See "DESCRIPTION OF BUSINESS-Overview."

           Surcharge Revenues. Surcharge fees increased to $6,029,903 or 69% of total revenues in fiscal 2003 from $5,543,317 or 64% of total revenues in fiscal 2002. This increase is due in part to an increased number of ATMs in the Company's network which charge a surcharge fee. The number of such ATMs increased to 772 in fiscal year 2003 from 703 in fiscal year 2002.

           Interchange Revenues. Revenues derived from interchange fees decreased to $2,326,349 in fiscal 2003 from $2,381,858 in fiscal 2002. As discussed above, the decrease in interchange revenues for the comparable period is primarily due to a loss of banking clients.

           Funding. Payments made to Universal Funding under the Management Agreement between Universal Funding and us decreased to $33,082 in fiscal 2003 compared to $34,993 in fiscal 2002. The number of ATMs which received vault cash from Universal Funding decreased from 249 ATMs as of January 31, 2002 to 157 ATMs as of January 31, 2003. The revenues earned by Funding from interchange fees decreased in fiscal year 2003 from fiscal year 2002, primarily as a result of a lower number of these ATMs. See "--Payments to Universal Funding."

           Network Management Fees. Our revenues from network services provided to banks and third parties decreased to $363,294 in fiscal 2003 from $800,489 in fiscal 2002 in large part as a result of the loss of banking clients. See "--Trends--Loss of Clients."

      Payments to Universal Funding. We have a relationship with our affiliate, Universal Funding Corporation, under which Universal Funding provides vault cash for certain ATMs owned by us. At the request of Universal Funding, we lease all of these ATMs to Universal Funding so that it may protect its vault cash in the ATMs. At January 31, 2003 and 2002, Universal Funding had vault cash located in approximately 157 and 249 ATMs, respectively, owned by us.

      We derive management fees from Universal Funding pursuant to a Management Agreement between Universal Funding and us. Under the Management Agreement, Universal Funding receives all interchange fees for transactions processed on ATMs owned by us for which Universal Funding provides vault cash. In exchange for "driving" the ATMs leased to Universal Funding and providing accounting, maintenance and communication services, we receive a management fee equal to Universal Funding's "net income." Universal Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Universal Funding's shareholders representing a return on their equity investment in Universal Funding. If Universal Funding's "net income" is less than zero (a "net loss"), the Company reimburses

Universal Funding for such amount. See "DESCRIPTION OF BUSINESS-Relationship with Universal Funding Corporation."

      The loss suffered by us from Universal Funding under the Management Agreement was $33,082 in fiscal 2003, equal to Universal Funding's "net loss" under the Management Agreement for the same period. Universal Funding's "net loss" of $33,082 consisted of $691,087 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $699,275 and Funding's return on equity payment to shareholders of Funding in the amount of $24,894. The loss suffered by us from Universal Funding under the Management Agreement was $34,993 in fiscal 2002, equal to Universal Funding's "net loss" under the Management Agreement for the same period. Universal Funding's "net loss" of $34,993 consisted of $815,263 in revenues from interchange fees earned by Universal Funding, less Universal Funding's expenses in the amount of $825,362 and Universal Funding's return on equity payment to shareholders of Universal Funding in the amount of $24,894. Pursuant to the Management Agreement, Universal Funding's expenses for purposes of computing its "net income" did not include Universal Funding's depreciation, amortization and bad debt expenses, which were $0 in fiscal 2003 and $0 in fiscal 2002.

      Cost of Revenues. Our total cost of revenues increased to $7,296,181 in fiscal 2003 from $7,231,541 in fiscal 2002. The principal components of cost of revenues are revenue producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, maintenance and repairs, and depreciation and amortization. The increase in cost of revenues is primarily attributable to increased (a) cost related to revenue generating compensation; (b) ATM maintenance expenses; (c) armored car service expenses, (d) telecommunications charges; (e) vault cash rental changes paid to third parties, (f) transaction rebates to retail clients
(g) depreciation and amortization; and (h) leasing ATM equipment. These increases were partially offset by a reduction in surcharge and interchange rebates to bank clients, transaction processing charges, and parts needed to repair ATMs.

      Gross Margin. Gross profit as a percentage of revenues was 16.0% in fiscal 2003 and 16.8% in fiscal 2002. The decrease in fiscal 2003 was caused by a number of factors, including loss of revenues from banking and convenience store operators, increased transaction rebates to retail clients and increased ATM maintenance expenses. This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our new relationship the operator of 101 combination convenience and gas station stores. See "DESCRIPTION OF BUSINESS-Overview."

      Operating Expenses. Our total operating expenses decreased to $1,717,097 in fiscal 2003 from $1,908,338 in fiscal 2002. The principal components of operating expenses are professional fees, administrative salaries and benefits, consulting fees, rent and utilities, sales and marketing expenses and administrative expenses. This decrease is principally attributable to lower administrative salaries as well as lower administrative expenses. These decreases were partially offset by an increase in outside services, rent and utilities, and travel expenses.

      Interest Income. Through our subsidiary, EFT, we extend short-term loans to Universal Funding, which uses the proceeds as vault cash in the ATMs owned by us. These loans generally have a term of one month and bear interest between 9% and 11% per annum. Interest income primarily represents the interest paid by Universal Funding to us on the outstanding balance of these loans. Interest income decreased to $31,550 in fiscal 2003 from $84,710 in fiscal 2002 as a result of lower average outstanding balances.

      Other Income. The Company received approximately $35,000 during the third quarter 2003 and $34,000 in the fourth quarter 2003 from the bankruptcy estate of an armored car service, in connection with the theft of vault cash by the employees of the armored car service. As a result of such theft, the Company was required to pay its vault cash provider, Wilmington Savings Fund Society ("WSFS"), $188,000 in the third quarter 2002. The Company has a claim against the bankruptcy estate of the armored car service and its insurance company in the same amount. For additional information, see "LEGAL PROCEEDINGS." The revenues from this payment were partially offset by write-offs made by the Company in connection with stolen or damaged ATMs, approximately $13,000 in fiscal 2003. The Company had a one-time gain in the fourth quarter 2003 of approximately $62,000 from the write off of certain trade payables no longer owed to former vendors of the Company.

      Loss before Taxes. We had a loss before taxes of $271,075 during the fiscal year ended January 31, 2003 compared to a loss of $650,855 during the fiscal year ended January 31, 2002. The decreased losses were attributable to the items described above and the following events in fiscal 2002 which did not occur in fiscal 2003: (i) a reduction of $182,000 of deferred tax credits deemed to be unrealizable and (ii) accrual of the lawsuit settlement of $188,000 in settlement of the WSFS matter described under "LEGAL PROCEEDINGS."

      Income Taxes. We paid no income taxes in either fiscal 2003 or fiscal 2002 as a result of a loss before taxes of $271,075 for fiscal 2003 and a loss before taxes of $650,855 for fiscal 2002. Our net loss was $271,075 for fiscal 2003 compared to a net loss of $1,025,855 for fiscal 2002. We have unused operating loss carry forwards of approximately $3,200,000, which expire between 2005 and 2021.

Liquidity and Capital Resources

     Working Capital Deficit. At January 31, 2003, we had a working capital deficit of $1,364,187 compared to a working capital deficit of $921,118 at January 31, 2002. The ratio of current assets to current liabilities decreased to 0.22 at January 31, 2003 from 0.50 at January 31, 2002. The decrease in working capital and the ratio of current assets to current liabilities was due mainly to use of in cash to purchase equipment, a decrease in revenues and an increase in cost of revenue as described above.

      Funding Our Operations. We have funded our operations and capital expenditures from cash flow generated by operations, capital leases, and from the rights offering to shareholders conducted in September 2000. Net cash provided by operating activities was $512,498 and $695,029 in fiscal 2003 and fiscal 2002, respectively. Net cash provided by operating activities in fiscal 2003 consisted primarily of depreciation and amortization of $860,655, a decrease in accounts receivable of $7,627, and a decrease in prepaid expenses of $13,079 and other, partially offset by a decrease in accounts payable and accrued expenses of $84,994, and a net loss of $271,075. Net cash used in investing activities was $422,680 and $535,934 in fiscal 2003 and fiscal 2002, respectively. The cash used in investing activities in fiscal 2003 and fiscal 2002 allowed us to purchase plant and equipment (principally ATMs) totaling $562,395 and $605,939 in fiscal 2003 and fiscal 2002, respectively. Net cash used in financing activities was $517,973 and $146,921 in fiscal 2003 and fiscal 2002, respectively. Net cash used in financing activities consisted of payments of $23,438 from the purchase of common stock in the legal settlement with Dave Windhorst (See "LEGAL PROCEEDINGS"), and principal payments under long-term debt and capital lease obligations of $494,535. We had cash and cash equivalents of $164,267 at January 31, 2003, compared to cash and cash equivalents of $592,422 at January 31, 2002.

      Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Universal Funding currently provides vault cash for approximately twenty percent of these ATMs. At January 31, 2003, Universal Funding had vault cash of approximately $2,200,000 located in approximately 157 ATMs owned by us. Universal Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have terms ranging from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Through our subsidiary EFT, we loan funds to Universal Funding for vault cash to the extent that Universal Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Universal Funding. The outstanding balance of the loans from EFT to Universal Funding at January 31, 2003 was zero.

      We also obtain vault cash under the following arrangements:

     o Chart Bank. In October 1999, we entered into an arrangement with Chart Bank allowing us to obtain up to $5,000,000 in vault cash. In January 2002, Chart Bank reduced the amount available under the arrangement to $1,000,000, of which approximately $780,000 was outstanding as of January 31, 2003. See "--Trends." The Company and Chart Bank entered into a new arrangement in September 2002, which has a term of three years and may be terminated by Chart Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the Boston Federal Home Loan Bank Classic Advanced One Year Regular Rate, plus a specified percentage, and must pay monthly "bank" and insurance fees.

     o WSFS. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased our limit to $5,000,000 and, as of January 31, 2003, approximately $2,800,000 was outstanding. The Company and WSFS entered into a new arrangement in August 2002. The WSFS arrangement has a one-year term and may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees.

     o First Mariner Bank of Baltimore. Under our arrangement regarding the combined convenience stores and gas stations entered into in the fourth quarter of the fiscal year ending January 31, 2002, First Mariner Bank provides vault cash (approximately $1.5 million) for all 101 ATMs placed under that arrangement. This arrangement has a five
          (5) year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by us and upon the occurrence of certain other events. We are also in the process of trying to negotiate an expansion of our relationship with First Mariner Bank. As compensation for this current arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

     o Horizon National Bank. Under a new vault cash arrangement executed in September 2002, Horizon National Bank ("Horizon") has agreed to provide vault cash of up to $1.5 million for certain new ATMs and for our ATMs located in the Kansas City area. This new arrangement has a one (1) year term and after such one year term may be terminated by either party for any reason after 60 days notice. Horizon National Bank may also terminate this arrangement at any time upon breach by us and upon the occurrence of certain other events. As compensation for this current arrangement, Horizon National Bank shares in a portion of the surcharge fees earned in connection with these ATMs and receives a monthly correspondent banking and miscellaneous fee.

      During the fourth quarter of calendar year 2001, two previous vault cash providers, Humbolt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, each bank made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave us the required notice of their desire to terminate our vault cash arrangement. Under the Tehama Bank arrangement we could rent up to $3,000,000 in vault cash and, as of January 31, 2002, we were renting approximately $2,000,000 in vault cash. Under the Humboldt Bank arrangement, we could rent up to $1,000,000 in vault cash and, as of January 31, 2002, were renting approximately $1,300,000 in vault cash. Both arrangements terminated effective as of

March 1, 2002. The vault cash being obtained from these banks has been replaced with expansion of our relationship with WSFS and Universal Funding.

      As a result of certain factors discussed below, our liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs associated with our recent expansion efforts, the loss of certain banking clients, increased competition and a slight decline in revenue.

      As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. In addition, we have undertaken measures to increase revenues by looking for opportunities to replace lost customers and to reduce our expenses by streamlining and reducing workforce expenditures and renegotiating vendor contracts. To provide additional liquidity, David Bonsal, our CEO and Chairman of the Board, has signed a commitment letter agreeing to maintain a $300,000 line of credit for our use if needed. The amount of this line will be reduced each quarter by $25,000 if certain conditions are met. Mr. Bonsal may also convert the line of credit into common stock or subordinated debt. We believe that as a result of these factors cash flow from operations will be sufficient to fund operations, as a result of these factors. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

      Contractual Obligations. Our ability to fund our capital needs is also impacted by our overall capacity to acquire favorable financing terms in our acquisition of ATMs. Our contractual obligations, including commitments for future payments under non-cancelable lease arrangements and short and long-term debt arrangements, are summarized below and are disclosed in Notes 3 and 4 to our Consolidated Financial Statements. We do not participate in, nor secure financings for, any unconsolidated, limited or special purpose entities. For fiscal 2003, we had $16,051 of non-cash items compared with no non-cash items for fiscal 2002. We anticipate that our capital expenditures for fiscal 2004 will total approximately $200,000, primarily for the acquisition of ATMs and related ATM installation costs. We lease 160 of our ATMs under capital lease agreements that expire between 2002 and 2005 and provide for lease payments at interest rates up to 10.5% per annum. See Note 4 to the Consolidated Financial Statements. We have the following payment obligations under current financing and leasing arrangements:

                                          Payments Due by Period


                                            Less than    1-3       4-5   After
                                 Total       1 year     years     years  5 years
                               -------------------------------------------------
Notes payable and commercial   $  248,805   $163,933   $ 84,872  $    0    $0
paper
Capital lease obligations         474,217    319,652    154,565       0     0
Operating leases                  521,832    312,934    178,047  30,851     0
                               ----------   --------   --------  ------    ----
Total contractual cash
obligtions                     $1,244,854   $796,519   $417,484  $30,851   $0
                               ==========   ========   ========  =======   ====

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

      Access to Vault Cash. During the fourth quarter of calendar year 2001, two of our vault cash providers, both Humbolt Bank and Tehama Bank, suffered significant losses as a result of vault cash theft unrelated to our network. To reduce exposure, each bank made the determination to exit the business of renting vault cash to ATM networks. In connection with this exit in December 2001, both banks gave us the required notice of their desire to terminate our vault cash arrangement. Under the Tehama Bank arrangement we could rent up to $3,000,000 in vault cash. Under the Humboldt Bank arrangement, we could rent up to $1,000,000 in vault cash. Both arrangements terminated effective as of March 1, 2002.

      As of January 1, 2002, we increased our reliance for vault cash on Wilmington Savings Fund Society ("WSFS"). We have renegotiated the rental agreement to permit us to rent up to $5 million. Our prior agreement only allowed us to rent up to $3 million in vault cash. All of the vault cash no longer available from Tehama and Humboldt has been replaced with expansion of our relationship with WSFS and Universal Funding.

      Also in January 2002, Chart Bank reduced the amount of vault cash we could rent under our arrangement from $5,000,000 to $1,000,000. This reduction occurred partially because we generally use less than $1,000,000 of the cash available under the Chart Bank arrangement and because we suffered an increased loss in the third quarter of fiscal 2002.

      Prior to the termination in March 2002 of the Tehama and Humboldt arrangements, we had available $11.5 million in vault cash from five separate banks. Following the termination, the increase in the WSFS rental limit, and the addition of Horizon National Bank, we have available $9.0 million of vault cash from three separate banks. Our reliance on WSFS is significant as our arrangement with the bank accounts for approximately 56% of the available vault cash received from the third party banks. While WSFS has indicated no desire to reduce its commitment with us, it may do so at any time.

      Loss of Clients. During fiscal year ended January 31, 2003, two operators of combination convenience stores and gas stations, terminated their relationship with us effective as of January 31, 2003. We had oral and written relationships with these two operators for whom approximately 39 and 52 ATMs, respectively, were installed and operated at their store locations. The aggregate revenues from these operators accounted for approximately 14% and 10% of our revenues in fiscal year 2003 and 16% and 12% of our revenues in fiscal year 2002.

      During fiscal year ended January 31, 2003, ATM management servicing contracts that we had with one of our banks expired. The Company lost the contracts of two additional banks subsequent to January 31, 2003. A competitor of ours that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these banks. The aggregate revenues from these banks accounted for approximately 8% of our revenues in fiscal year 2003.

      Significant Relationships. As described under "DESCRIPTION OF BUSINESS--Overview," the Company expanded its relationship with a large discount retailer. This retailer has recently emerged from oversight by the United States Bankruptcy Court. In addition, the written contract with the operator of combination convenience stores for which the Company has placed over 101 ATMs as of January 31, 2003, may be terminated by either party under various circumstances.

      Competition. Since April 1996, when national debt and credit card organizations changed rules applicable to their members to permit the imposition of surcharge fees, we have experienced increased competition, both from existing ATM network operators and from new companies entering the industry. As a result we have seen the loss of some banking clients and the loss of two combination store and gas station operators.

      We have been required to pay higher interchange and surcharge rebates to certain ATM site owners and owners of ATMs in our network, as a result of increased competition in the industry. These rebates increased during fiscal 2003 due to competitive pressures. A continuation of this trend could have a material impact on our results of operations.

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

     Decreased Liquidity. As a result of smaller increases in revenues, increased expenses related to settlement of certain claims, increased expansion of our ATM network, the loss of certain banking clients, and the initial start-up period for new ATMs associated with our recent expansion efforts, our liquidity has been reduced significantly. As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. In addition, we have undertaken to increase revenues by looking for opportunities to replace lost customers and to reduce our expenses by streamlining and reducing workforce expenditures and renegotiating vendor contracts. To provide additional liquidity, David Bonsal, our CEO and Chairman of the Board, has signed a commitment letter agreeing to maintain a $300,000 line of credit for our use if needed. The amount of this line will be reduced each quarter by $25,000 if certain conditions are met. Mr. Bonsal may also convert the line of credit into common stock or subordinated debt. We believe that cash flow from operations will be sufficient to fund operations, as a result of these factors. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing to continue our operations.

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

     o Our ability to maintain our existing relationships with an operator of combination convenience stores and gas stations at which we maintain 101 ATMs as of January 31, 2003;

     o Our ability to maintain our existing relationship with an operator of retail stores at which we maintain 387 ATMs as of January 31, 2003;

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

     o Our ability to comply with regulatory requirements of FDIC, OCC and FRB

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

Item 7.         FINANCIAL STATEMENTS



                          Universal Money Centers, Inc.
                            January 31, 2003 and 2002


Contents



   Independent Accountants' Report................................1



   Consolidated Financial Statements

     Balance Sheets...............................................2

     Statements of Operations.....................................3

     Statements of Stockholders' Equity...........................4

     Statements of Cash Flows.....................................5

     Notes to Financial Statements................................6

                        Independent Accountants' Report



Board of Directors
Universal Money Centers, Inc.
Mission, Kansas


We have audited the accompanying consolidated balance sheets of Universal Money Centers, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Money Centers, Inc. as of January 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ BKD, LLP



Kansas City, Missouri
April 11, 2003 except for Note 2, as to which the date is May 16, 2003

                          UNIVERSAL MONEY CENTERS, INC.
                           Consolidated Balance Sheets
                            January 31, 2003 and 2002



Assets

                                                2003          2002
                                             ------------------------
   Current Assets
     Cash                                    $   164,267   $  592,422
     Accounts receivable - trade, net of
      allowance;
        2003 - $3,630; 2002 - $161,481            60,218       64,584
     Note receivable - affiliate                      --      139,715
     Prepaid expenses and other                  158,603      136,046
     Interest receivable - affiliate               1,548        4,809
                                               ---------    ---------

         Total current assets                    384,636      937,576
                                               ---------    ---------

   Property and Equipment, at cost
     Equipment                                 6,078,938    5,528,686
     Leasehold improvements                        2,650        2,650
     Vehicles                                     11,434       11,434
                                               ---------    ---------
                                               6,093,022    5,542,770
     Less accumulated depreciation             4,043,099    3,285,131
                                               ---------    ---------

                                               2,049,923    2,257,639
                                               ---------    ---------

   Other Assets
     Prepaid rent                                144,500      231,748
     Other                                        30,266       34,266
                                               ---------    ---------
                                                 174,766      266,014
                                               ---------    ---------
                                              $2,609,325   $3,461,229
                                               =========   ==========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                           Consolidated Balance Sheets
                            January 31, 2003 and 2002




Liabilities and Stockholders' Equity

                                                        2003         2002
                                                    ---------------------------
   Current Liabilities
     Current maturities of long-term debt and
       capital lease obligations                    $    455,773  $   486,287
     Accounts payable                                  1,037,961      817,840
     Accounts payable - affiliates                        88,679      248,364
     Accrued expenses                                    166,410      306,203
                                                      ----------   ----------

           Total current liabilities                   1,748,823    1,858,694
                                                      ----------   ----------

   Long-Term Debt and Capital Lease Obligations          232,671      680,191
                                                      ----------   ----------

   Stockholders' Equity
     Common stock; no par value; $.01 stated value;
       40,000,000 shares authorized; issued
       January 31, 2003 and 2002-4,157,378 shares;        41,574       41,574
     Additional paid-in capital                       19,781,294   19,781,294
     Retained earnings (deficit)                     (17,509,291) (17,238,216)
                                                      -----------  -----------
                                                       2,313,577    2,584,652
     Less treasury stock, at cost; common;
       January 31, 2003-86,511 shares; January
       31, 2002 - 27,916 shares                       (1,685,746)  (1,662,308)
                                                      ----------   ----------

           Total stockholders' equity                    627,831      922,344
                                                      ----------   ----------

                                                    $  2,609,325  $ 3,461,299
                                                      ==========   ==========

                                      -23-
See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                      Consolidated Statements of Operations
                      Years Ended January 31, 2003 and 2002


                                                        2003         2002
                                                    ---------------------------

   Net Revenues                                     $  8,686,464 $  8,690,671

   Cost of Revenues                                    7,296,181    7,231,541
                                                      ----------   ----------

   Gross Profit                                        1,390,283    1,459,130

   Operating Expenses                                  1,717,097    1,908,338
                                                      ----------   ----------

   Operating Loss                                       (326,814)    (449,208)
                                                      ----------   ----------

   Other Income (Expense)
     Interest income                                      31,550       84,710
     Interest expense                                    (96,055)    (102,896)
     Gain/(Loss) on disposal of property and
       equipment                                         (13,364)       4,645
     Other income (expense)                              133,608     (188,106)
                                                      ----------   ----------

                                                          55,739     (201,647)

   Loss before Income Taxes                             (271,075)    (650,855)

   Provision for Income Taxes                                 --      375,000
                                                      ----------   ----------

   Net Loss                                         $   (271,075) $ 1,025,855)
                                                      ==========   ==========

   Basic and Diluted Loss Per Share                 $      (.066) $     (.252)
                                                      ===========  ===========

   Weighted Average Shares Outstanding                 4,084,191    4,075,946
                                                      ===========  ===========


                                      -24-
See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                 Consolidated Statements of Stockholders' Equity
                      Years Ended January 31, 2003 and 2002


                               Additional   Retained
                     Common    Paid-In      Earnings     Treasury
                      Stock    Capital      (Deficit)     Stock         Total
                       ---------------------------------------------------------

Balance, February
 1, 2001           $ 40,574  $19,742,294  $(16,212,361) $(1,662,308) $1,908,199

   Net loss              --           --    (1,025,855)          --   1,025,855)
   Common stock
       awards         1,000       39,000            --           --      40,000
                   --------   ----------   -----------   ----------   ----------

Balance, January
  31, 2002           41,574   19,781,294   (17,238,216   (1,662,308)    922,344

  Net loss               --           --      (271,075)          --    (271,075)
  Purchase of
    58,595 shares
    of common stock
    for the treasury
    treasury             --           --            --      (23,438)    (23,438)
                   --------   ----------   -----------   ----------   ----------

Balance, January
 31, 2003          $ 41,574  $19,781,294  $(17,509,291  $(1,685,746)  $ 627,831
                   ========   ==========   ===========   ==========   ==========

See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                      Consolidated Statements of Cash Flows
                      Years Ended January 31, 2003 and 2002


                                                        2003         2002
                                                    ---------------------------
   Operating Activities
     Net loss                                       $   (271,075)$ (1,025,855)
     Items not requiring (providing) cash
        Depreciation and amortization                    860,655      762,644
        Gain (Loss) on disposal of property and
         equipment                                        13,364       (4,645)
        Deferred income taxes                                 --      375,000
        Common stock issued as compensation                   --       40,000
     Changes in
        Accounts receivable                                7,627      212,739
        Prepaid expenses and other                       (13,079)    (244,092)
        Accounts payable and accrued expenses            (84,994)     579,238
                                                      ----------   ----------

           Net cash provided by operating
            activities                                   512,498      695,029
                                                      ----------   ----------

   Investing Activities
     Decrease in note receivable - affiliate             139,715       54,700
     Purchase of property and equipment                 (562,395)    (605,939)
     Proceeds from sale of property and equipment             --       15,305
                                                      ----------   ----------

           Net cash used in investing activities        (422,680)    (535,934)
                                                      ----------   ----------

   Financing Activities
     Principal payments under long-term debt and
       capital lease obligations                        (494,535)    (453,821)
     Proceeds from issuance of long-term debt                 --      306,900
     Purchase of common stock for treasury               (23,438)          --
                                                      ----------   ----------

           Net cash used in financing activities        (517,973)    (146,921)
                                                      ----------   ----------

   Increase (Decrease) in Cash                          (428,155)      12,174

   Cash, Beginning of Year                               592,422      580,248
                                                      ----------   ----------

   Cash, End of Year                                 $   164,267  $   592,422
                                                      ==========   ==========

   Supplemental Cash Flows Information
     Interest paid                                   $    96,055  $   102,896
     Capital lease obligations incurred for
       equipment                                          16,501           --
     Fixed assets purchased and included in
       accounts payable                                    5,637           --



                                      -26-
See Notes to Consolidated Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002



Note 1:    Nature of Operations and Summary of Significant Accounting Policies


   Nature of Operations

     The Company is engaged primarily in providing network and switching services for automated teller machines (ATMs). Fees are received from the members of the Company's network as well as card users from other ATM networks using the Company's network. The Company grants unsecured credit to its customers. As of January 31, 2003 and 2002, the Company had approximately 774 and 706 ATMs in the network, respectively.


   Operating Segments

     The Company conducts business under one primary operating segment: operating and servicing of automated teller machines (ATMs). Revenues are generated from surcharges, interchange fees and transaction processing from ATMs located in 37 states with a concentration in Missouri, Kansas and Maryland. The Company's major revenue source, which exceeds 10% of revenues, is discussed in Note 9.


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


   Restricted Cash

     Included in cash is $78,082 and $40,335 at January 31, 2003 and 2002, respectively, that is restricted under the terms of the Company vault cash agreements with various financial institutions.


   Accounts and Notes Receivable


    Accounts receivable are stated at the amounts advanced/billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Accounts past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.


    Notes receivable are stated at their outstanding principal amount. Outstanding notes accrue interest based on the terms of the respective note agreements.

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002


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


   Loss Per Share

     Loss per share has been computed based upon the weighted average common shares outstanding during each year.



Note 2:    Management's Plan to Improve Results of Operations and Financial
           Position

     The Company has incurred losses for several years and currently has a deficiency of working capital due to recurring net losses. Additionally, as discussed in Note 9, contracts with two customers that account for approximately 24% of fiscal 2003 revenues expired and were not renewed. Management has been actively addressing these issues during fiscal 2003 and is pursuing several alternatives for further mitigating these conditions during the next year. During fiscal 2003, the Company added an additional 250 ATMs to its network principally by expanding its relationship with a key customer. In addition, the Company has reduced its number of employees by 10% and has eliminated certain overhead expenses, which resulted in a $200,000 reduction in operating expenses from fiscal 2002 to fiscal 2003. Subsequent to year-end, the Company has instituted surcharge fee increases on ATM transactions at selective locations. These locations accounted for approximately 35% of the surcharged transactions in fiscal 2003. Management is continuing to pursue alternatives to further enhance operations in fiscal 2003. These include establishing additional ATM locations, and further reductions of administrative overhead. In addition, the Company is exploring the possibility of providing additional services through its existing ATM network including the recharging of prepaid telephones among other emerging technologies.

     In addition, on May 16, fiscal 2003, the principal shareholder has committed to provide the Company a $300,000 line of credit through April 30, 2003. The commitment contains provisions that the maximum availability on the line of credit will be reduced during the year by the amount of equity infusions or certain long-term debt. The commitment also provides that the line will be reduced quarterly as long as the company maintains positive year to date cash flows, as defined in the commitment.

     Based on the above factors, management believes that the Company will have sufficient liquidity to continue their operations at current levels for the foreseeable future.

Note 3:    Related Party Transactions

     The chairman and chief executive officer (CEO), who is the largest stockholder of the Company, is also the President and a stockholder of Universal Funding Corporation (UFC). In addition, the other stockholder of UFC is also a stockholder of the Company.

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002


     The Company and certain members of the Company's management extend loans on an unsecured basis to UFC. UFC uses the proceeds from these loans to provide vault cash to the ATMs. As of January 31, 2003 and 2002, the balance of these loans was approximately $1,786,855 and $1,854,904 (with $0 and $139,715 being due to the Company), respectively, with interest at 9% to 11% at January 31, 2003. During the years ended January 31, 2003 and 2002, the Company earned interest income of $29,851 and $81,298, respectively, from loans to UFC.

     The Company assumes the risks of theft or other shortages of cash from the ATMs funded by UFC. As of January 31, 2003 and 2002, UFC had vault cash obligations of approximately $2,200,000 (located in 157ATMs) and $2,200,000 (located in 249 ATMs), respectively. During the years ended January 31, 2003 and 2002, the Company incurred losses of $50,830 and $40,419 from vault cash shortages.

     The Company has the option to purchase UFC from its current stockholders for approximately $165,000.



Note 4:    Operating Leases

     The Company leases various office space under noncancellable operating leases which expire at various dates through August 2004. Rent expense for office space for the years ended January 31, 2003 and 2002 was $123,235 and $107,600, respectively.

     The Company leases locations to place ATMs under noncancellable operating leases that expire through March 2005. Total rent expense related to the locations to place ATMs for the years ended January 31, 2003 and 2002 was $143,132 and $144,292, respectively.

     The Company has several agreements with banks to provide vault cash, on a rental basis, for ATMs owned by the Company. Under the agreements, the Company is required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest plus a specified percentage, and additional fees as defined in the agreements. The lives of the agreements range from one year to five years but may be terminated by either the banks or the Company upon a sixty-day written notice. As of January 31, 2003 and 2002, the Company was renting vault cash from these providers in the approximate amounts of $3,600,000 and $5,500,000, respectively (see Note
     9). The fees for the usage of such cash are included in the accompanying consolidated financial statements in cost of revenues and totaled $644,306 and $512,226 for the years ended January 31, 2003 and 2002, respectively.

     Future minimum lease payments at January 31, 2003 are as follows:

               2004                                  $   312,934
               2005                                      154,311
               2006                                       23,736
               2007                                       14,832
               2008                                       16,019
                                                       ---------

               Future minimum lease payments         $

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002


Note 5:    Long-Term Debt and Capital Lease Obligations

                                                2003       2002
                                             -----------------------

       Installment notes payable (A)          $   12,406  $  47,636
       Capital lease obligations (B)             439,639    733,288
       Installment notes payable (C)                  --     10,570
       Installment notes payable (D)             186,785    278,604
       Installment notes payable (E)              49,614     96,380
                                               ---------  ---------
                                                 688,444  1,166,478
       Less current maturities                   455,773    486,287
                                               ---------  ---------
                                              $  232,671  $ 680,191
                                               =========  =========

       (A) Installment notes payable; due on demand; if no demand made, due at various dates through May 2003; with interest at 10.5%; collateralized by equipment and personally guaranteed by the Company's Chairman and CEO.

       (B) Capital leases covering ATMs and office equipment with monthly payments through March 2005.

       (C) Various installment notes payable; paid in full during the year ended January 31, 2003; collateralized by equipment.

       (D) Installment notes payable; due at various dates through October 2004; with interest at 12%; collateralized by equipment.

       (E) Installment notes payable; due at various dates through February 2004; with interest at 10%; collateralized by equipment.

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002

     Aggregate annual maturities of long-term debt and payments on capital lease obligations at January 31, 2003 are as follows:

                                                      Long-Term
                                                        Debt
                                                     (Excluding  Capital Lease
                                                       Leases)    Obligations
                                                    ---------------------------

        2004                                        $    163,933 $    319,652
        2005                                              84,872      148,670
        2006                                                  --        5,895
                                                      ----------   ----------

                                                    $    248,805      474,217
                                                      ==========
        Less amount representing interest                              34,578
                                                                   ----------
        Present value of future minimum lease                         439,639
         payments
        Less current maturities                                       291,840
                                                                   ----------

                                                                 $    147,799
                                                                   ==========

     Property and equipment include the following property under capital leases:

                                                        2003         2002
                                                    ---------------------------

        Equipment cost                              $  1,984,477  $ 1,979,732
        Less accumulated depreciation                  1,551,788    1,273,077
                                                      ----------   ----------

                                                    $    432,689  $   706,655
                                                      ==========   ==========


     As of January 31, 2003 and 2002, the carrying amount of long-term debt approximated its fair value.



Note 6:    Stock Transactions

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

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002

Note 7:    Income Taxes

     The provision for income taxes includes these components:


                                                        2003         2002
                                                    ---------------------------

        Deferred income taxes                       $    (97,200) $  (265,000)
        Change in deferred tax asset valuation
         allowance                                        97,200      640,000
                                                      ----------   ----------

            Deferred tax provision                  $          0  $   375,000
                                                      ==========   ==========

     A reconciliation of income expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                        2003         2002
                                                    ---------------------------

        Computed at the statutory rate (34%)        $    (92,000) $  (221,000)

        Increase (decrease) resulting from
          Change in deferred tax asset valuation
            allowance                                     97,200      593,000
          Other                                           (5,200)       3,000
                                                      ----------   ----------

            Actual tax provision                    $          0  $   375,000
                                                      ==========   ==========

     The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

                                                        2003         2002
                                                    ---------------------------
        Deferred tax assets
          Allowance for doubtful accounts           $      1,400  $    63,000
          Net operating loss carryforwards             1,276,800    1,098,000
                                                      ----------   ----------
                                                       1,278,200    1,161,000

        Deferred tax liabilities
            Property and equipment                      (228,000)    (208,000)
                                                      ----------   ----------

            Net deferred tax asset before
              valuation allowance                      1,050,200      953,000
                                                      ----------   ----------

        Valuation allowance
          Beginning balance                             (953,000)    (313,000)
          Decrease (increase) during the period          (97,200)    (593,000)
          Expiration of tax credits charged
            against allowance                                 --      (47,000)
                                                      ----------   ----------

          Ending balance                              (1,050,200)    (953,000)
                                                      ----------   ----------

            Net deferred tax asset                  $          0            0
                                                      ==========   ==========

     As of January 31, 2003, the Company has unused operating loss carryforwards of approximately $3,200,000, which expire between 2005 and 2022.

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002


Note 8:    Profit Sharing Plan

     The Company sponsors a SIMPLE IRA profit sharing plan covering employees with two years or more of service. Contributions are limited to 3% of total compensation paid participants during the plan year. Contributions to the Plan were $22,500 and $25,200 for 2003 and 2002, respectively.



Note 9:    Significant Estimates and Concentrations

     Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


   Significant Agreements

     The Company earned approximately 15% and 30% of its surcharging fees from ATMs containing UFC's vault cash during the years ended January 31, 2003 and 2002, respectively. Currently, UFC obtains cash to fund its ATMs primarily from short-term borrowings from various private investors, including members of Universal Money Center's management and the Company. UFC is uncertain if additional sources of cash would be available if these notes were not renewed.

     Additionally, the Company has an agreement with UFC, which provides for a fee (or payment) from UFC for administrative services performed by the Company. The fee or payment is equivalent to the net income (or loss) of UFC (excluding depreciation, amortization and stockholder return on original capital investment, which are treated as distributions). The Company recorded expenses of $33,082 and $34,993 for the years ended January 31, 2003 and 2002, respectively. As of January 31, 2003 and the year then ended, UFC had total assets of approximately $2,550,000 and annual revenues of approximately $690,000.


   Significant Customers

     The Company had relationships with two operators of combination convenience stores and gas stations for whom approximately 91 and 95 ATMs in 2003 and 2002, respectively, have been installed at their locations. The aggregate revenues from these companies accounted for approximately 24% and 28% of the Company's revenues for 2003 and 2002, respectively. The contracts with both companies have expired and will not be renewed for future periods.

                          UNIVERSAL MONEY CENTERS, INC.
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002

     The Company has relationships with a combination convenience store and gas station retailer for whom approximately 101 and 100 ATMs, as of January 31, 2003 and 2002, respectively, have been installed at their locations. The revenues from this company accounted for approximately 14% and less than 1% of the Company's revenues for 2003 and 2002, respectively. The contract extends through October 2006; however, the contract can be terminated by either party under certain conditions.

     The Company has relationships with a nationwide discount retailer for whom approximately 387 and 207 ATMs, as of January 31, 2003 and 2002, respectively, have been installed at their locations. The revenues from this company accounted for approximately 21% and 13% of the Company's revenues for 2003 and 2002, respectively. The contract extends through October 2005; however, the customer has the right to terminate the agreement under certain circumstances.

     Currently, the Company is permitted to charge a "surcharge" to users of the Company's network who are members of other networks. Such surcharges are being challenged at various governmental levels. Successful litigation to eliminate these surcharges could have a material adverse effect on the results of operations and financial condition of the Company. During the years ended January 31, 2003 and 2002, the Company recognized revenue of $6,029,903 and $5,543,317, respectively, from surcharges.


   Vault Cash Rental

     At January 31, 2003, the Company had agreements that allowed it to rent vault cash from four separate banks. The agreements expire at various dates from August 2003 through September 2006.


   Litigation

     On June 5, 2000, a former officer and employee filed an action against the Company in federal court for unpaid severance compensation and issuance of common stock for past services rendered. In July 2000, the Company issued 50,000 shares of common stock and recorded compensation expense of $20,000 in response to this claim. The employee voluntarily dismissed the action and re-filed it in state court in August 2000. During the year ended January 31, 2003, this action was settled by the Company purchasing all shares held by the former officer and recording additional expenses of $48,000 as of January 31, 2002.

     On March 2, 2001, a vault cash provider filed a claim against the Company for $202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for the Company's ATMs or picked up from those ATMs. Such currency was provided by the Company's vault cash provider. During the year ended January 31, 2002, the Company settled this claim for approximately $188,000, which was recorded as other expenses in the year ended
     January 31, 2002. The Company is continuing to pursue the armored car service and its insurance company for reimbursement of this loss. During the year ended January 31, 2003, the Company received $69,320 in reimbursements, which is included in the 2003 financial statements as other income.

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



Note 10:   Future Changes in Accounting Principle

     The FASB recently issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addressed accounting for reorganization and similar costs. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. According, SFAS 146 may affect timing of recognizing any future reorganization costs as well as the amount recognized. The provisions of SFAS 146 are effective for reorganization activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the financial statements.

     The FASB recently adopted Interpretation No.(FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, effective for guarantees issued or modified after December 15, 2002, and such disclosures are provided in Notes 3 and 9. Recognition and measurement provisions of FIN 45 become effective for guarantees issued after January 1, 2003. The impact on the financial statements of the recognition and subsequent revisions of this standard has not been determined.

     The FASB recently adopted FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. Certain disclosure requirements for FIN 46 are effective for the year-end January 31, 2003, and such disclosures are provided in Notes 3 and 9. The Company plans to adopt the accounting provisions of FIN 46 for the quarter ended July 31, 2003, and it is reasonably possible that the Company will be required to consolidate UFC (see Note 3) as a result of the adoption of this standard. However, the requirement to consolidate UFC at the ultimate impact on the Company's financial statements has not been determined.

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

                                    PART III

Item 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and to provide us copies. Based solely upon a review of the copies of such reports provided to us and written representations from directors and executive officers, we believe that all applicable Section 16(a) filing requirements for fiscal 2003 have been met.

Item 10.         EXECUTIVE COMPENSATION

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2003 annual meeting of shareholders, is incorporated into Item 10 by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2003 annual meeting of shareholders, is incorporated into Item 11 by reference.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information included under the captions entitled "Election of Directors", "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 2003 annual meeting of shareholders, is incorporated into Item 12 by reference.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-KSB.

(b)   Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of the year ended January 31, 2003.



Item 14.   Controls and procedures

      Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2003, conducted by our Chief Executive Officer and Corporate Controller, we conclude that our disclosure controls and procedures are effective. Our Chief Executive Officer and Corporate Controller conducted this evaluation in April 2003.

      The Company has in place a system of internal controls which it believes are adequate. There have been no significant deficiencies or material weaknesses identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls.

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

                               Dated:  May 16, 2003

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                               Date
---------                 -----                               ----


                          Chairman of the Board, Chief        May 16, 2003
---------------------     Executive Officer and Director
David S. Bonsal           (Principal Executive Officer)



                          Corporate Controller                May 16, 2003
---------------------     (Principal Financial and
Christopher D. Greek      Accounting Officer)



*                         Director                            May 16, 2003
---------------------
Jeffrey M. Sperry


*                         Director                            May 16, 2003
---------------------
Arthur M. Moglowsky


*By: _______________________
         David S. Bonsal
         Attorney-in-fact

                                 302 CERTIFICATE
                                 ---------------


      I, David S. Bonsal, certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Money Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               Date: May 16, 2003

                                  /s/ David S. Bonsal
                               ------------------------------------
                               David S. Bonsal
                               Chief Executive Officer

                                 302 CERTIFICATE
                                 ---------------

      I, Christopher D. Greek, certify that:

1. I have reviewed this annual report on Form 10-KSB of Universal Money Centers, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               Date: May 16, 2003

                                  /s/ Christopher D. Greek
                               ------------------------------------
                               Christopher D. Greek
                               Corporate Controller

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

10.22 Settlement Agreement and Release dated April 22, 2002, between Universal Money Centers, Inc. and Dave Windhorst.

10.23           Committment Letter from David Bonsal dated May 16, 2003.

21**            Subsidiaries of the Registrant

24.1            Power of Attorney (David Bonsal)

24.2            Power of Attorney (Arthur M. Moglowsky)

24.3            Power of Attorney (Jeffrey M. Sperry)

24.4            Power of Attorney (Christopher  D. Greek)

99.1 Certification of Chief Executive Officer of Universal Money Centers, Inc. dated May 16, 2003, which is accompanying this Annual Report on Form 10-KSB for the year ended January 31, 2003 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures.

99.2 Certification of Corporate Controller of Universal Money Centers, Inc. dated May 16, 2003, which is accompanying this Annual Report on Form 10-KSB for the year ended January 31, 2003 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures.

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