Form 10QSB
period 2003-04-30
UNIVERSAL MONEY CENTERS INC
filed 2003-06-16
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              ---------------------

                                   FORM 10-QSB

(Mark one)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 30, 2003

  [ X ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For  the  transition   period  from          to
                                                -------    -------

           Commission file number 1-8460

                          UNIVERSAL MONEY CENTERS, INC.
        (Exact name of small business issuer as specified in its charter)


              Missouri                    43-1242819
          (State or other              (I.R.S. Employer Identification No.)
          jurisdiction of
          incorporation or
           organization)


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

      Number of shares outstanding of each of the issuer's classes of common equity as of June 10, 2003: 4,157,378 shares of Common Stock, $.01 par value per share.

      Transitional Small Business Disclosure Format:  Yes   X     No
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

Item 1. Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                              April 30, 2003   January 31, 2003
                                              --------------   ----------------
                                                (Unaudited)
CURRENT ASSETS
   Cash                                        $119,028           $164,267
   Accounts receivable - trade, less
   allowance for
      Doubtful accounts:  $3,630 at
      April 30 and January 31, 2003              61,565             60,218
   Prepaid expenses and other                   104,175            158,603
   Interest receivable - affiliate                    0              1,548
                                               --------         ----------
                Total Current Assets            284,768            384,636
                                               --------         ----------

PROPERTY AND EQUIPMENT, at cost
   Equipment                                  6,074,605          6,078,938
   Leasehold improvements                         2,650              2,650
   Vehicles                                      11,434             11,434
                                              ---------         ----------
                                              6,088,689          6,093,022
   Less accumulated depreciation              4,232,177          4,043,099
                                              ---------         ----------
                                              1,856,512          2,049,923
                                              ---------         ----------

OTHER ASSETS
   Prepaid Rent                                 131,750            144,500
   Other                                         30,272             30,266
                                              ---------         ----------
                                                162,022            174,766
                                              ---------         ----------


                                             $2,303,302         $2,609,325
                                             ==========         ==========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             April 30, 2003   January 31, 2003
                                             --------------   ----------------
                                               (Unaudited)

CURRENT LIABILITIES
   Current maturities of long-term debt and
      Capital lease obligations                    $406,139         $455,773
   Accounts payable                               1,050,103        1,037,961
   Accounts payable--affiliate                       99,626           88,679
   Accrued expenses                                 196,404          166,410
                                                 ----------       ----------
                Total Current Liabilities         1,752,272        1,748,823
                                                 ----------       ----------

LONG-TERM DEBT AND CAPITAL LEASE                    154,206          232,671
OBLIGATIONS                                      ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01
   stated value;
      40,000,000 shares authorized;
      issued April 30 and
      January 31, 2003 - 4,157,378
      shares                                        41,574            41,574
   Additional paid-in capital                   19,781,294        19,781,294
   Retained earnings (deficit)                 (17,740,298)      (17,509,291)
                                               ------------      ------------
                                                 2,082,570         2,313,577
   Less treasury stock, at cost; common
      issued April 30, 2003 and
      January 31, 2003 - 86,511 shares          (1,685,746)       (1,685,746)
                                               -----------        -----------
                                                   396,824           627,831
                                               -----------        -----------



                                                $2,303,302        $2,609,325
                                               ===========        ==========

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002

                                   (UNAUDITED)

                                              2003            2002
                                              ----            ----

NET REVENUES                              $1,825,019        $1,963,034

COST OF REVENUES                           1,702,566         1,681,261
                                          ----------        -----------

GROSS PROFIT                                 122,453           281,773

OPERATING EXPENSES                           345,868           400,884
                                          -----------       -----------

INCOME (LOSS) FROM OPERATIONS               (223,415)         (119,111)
                                          -----------       -----------

OTHER INCOME (EXPENSE)
   Interest income                               677            12,103
   Interest expense                          (16,623)          (27,666)
       Other                                   8,354                 0
                                          ------------       ----------
                                              (7,592)          (15,563)
                                          ------------       ----------



NET LOSS                                  $ (231,007)        $( 134,674)
                                          ===========        ===========



BASIC AND DILUTED LOSS PER SHARE          $(    .057)        $(    .033)
                                          ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING        4,070,867          4,125,512
                                          ==========         ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED APRIL 30, 2003 AND 2002

                                   (UNAUDITED)

                                              2003        2002
                                              ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                               $(231,007)  $( 134,674)
   Items not requiring (providing) cash:
      Depreciation and amortization         214,170      217,279
      Gain on disposal of property and
        equipment                              (867)         --
   Changes in:
      Accounts receivable                       201      (93,614)
      Prepaid expenses and other             44,000       21,190
      Accounts payable and accrued
        expenses                             53,083     (122,084)
                                          ---------   -----------
            Net cash provided by
            (used in)operating
            activities                       79,580     (111,903)
                                          ---------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in note receivable - affiliate       --     (225,000)
   Purchase of property and equipment          (720)     (43,553)
   Proceeds from sale of property and
        equipment                             4,000           --
                                          ----------   ----------

           Net cash provided by (used in)
           investing activities               3,280     (268,553)
                                          ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term
     debt and Capital lease obligations    (128,099)    (119,934)
   Purchase of treasury stock                    --      (23,438)
                                          ----------   ----------

          Net cash (used in)
          financing activities             (128,099)    (143,372)
                                          -----------  ----------


DECREASE IN CASH                            (45,239)    (523,828)

CASH, BEGINNING OF PERIOD                    164,267     592,422
                                          ----------   ----------

CASH, END OF PERIOD                       $  119,028   $  68,594
                                          ===========  ==========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 2003 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our condensed consolidated financial position as of April 30, 2003, and the consolidated results of our operations and cash flows for the periods ended April 30, 2003 and 2002. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2003 has been derived from our audited condensed consolidated balance sheet as of that date.

      Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended January 31, 2003 which was filed with the Securities and Exchange Commission on May 16, 2003.

NOTE 2:  CASH

      Included in cash at April 30, 2003 and January 31, 2003 is $78,737 and $78,082 of cash that is restricted under the terms of our vault cash agreements with various financial institutions.

NOTE 3:  LITIGATION

      On March 2, 2001, a vault cash provider made a claim against us for $202,555, due to the provider's armored car service filing bankruptcy. The armored car service was in possession of approximately $200,000, which was destined for our automated teller machines ("ATMs") or picked up from those ATMs. Such currency was provided by our vault cash provider. During the year ended January 31, 2002, we settled this claim for approximately $188,000. We are continuing to pursue the armored car service and our insurance company for reimbursement of this loss. In fiscal 2003, we received two claims distributions by the bankruptcy trustee in total for approximately $69,000. We do not know whether or not we will receive any additional claims distributions. We are currently investigating the matter and trying to determine if identifiable currency was held by the provider's armored car service. If any of the currency held by the armored car service is specifically identifiable, by bundle markings or otherwise, to the account of the Company, such currency should be recoverable in full from the trustee. In addition, we have given notice to our insurance carrier, under our all risk property insurance policy. Although the insurance carrier has notified the Company that such loss would not be covered by the policy, we believe that under the terms of the policy any loss suffered by it should be covered by insurance and thus, are appealing the decision of the insurance company to the corporate headquarters.

NOTE 4:  MATTERS POTENTIALLY EFFECTING LIQUIDITY

      In June 2002, we received notice of a property tax assessment with interest related to property taxes assessed between 1986 and 1989 totaling approximately $600,000. We have disputed these charges and believe we have reasonable defenses to the assessment.

      We have incurred losses for several years and currently have a deficiency of working capital due to reoccurring net losses. Additionally, contracts with two customers that accounted for approximately 24% of fiscal year 2003 revenues expired and were not renewed. Management has been actively addressing these issues and is considering several alternatives for further mitigating these conditions during the year. During fiscal year 2003, we added an additional 250 ATMs to our network principally by expanding our relationship with a key customer. In addition, we reduced our number of employees by 10% and have eliminated certain overhead expenses. During the quarter ended April 30, 2003, we instituted surcharge fee increases on ATM transactions at selective locations. These locations accounted for approximately 35% of the surcharged transactions in fiscal year 2003. We are continuing to pursue alternatives to further enhance operations in fiscal year 2004.

Item 2.    Management's Discussion and Analysis or Plan of
           Operation Overview

Overview

      We are engaged in operating a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. Debit and credit cards are principally issued by banks and credit card companies. As of April 30, 2003, our network had 722 ATMs, consisting of approximately 697 ATMs owned by us, approximately 16 ATMs owned by banks and approximately nine ATMs owned by third party merchants. See "Recent Developments in Our Business."

      ATMs located in our network are concentrated in Kansas, Maryland, Missouri, and Texas. Other ATMs are located in Alabama, Arizona,
Arkansas, California, Colorado, Delaware, Florida, Georgia, Indiana, Michigan, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah and Virginia.

      On September 19, 2002, we amended our arrangement with a large discount retailer, allowing us to place ATMs in 212 additional stores in the eastern half of the United States with concentrations in Florida, New York, New Jersey, Virginia, Illinois, Texas, Massachusetts, and Ohio. These ATMs were installed as of November 30, 2002. Approximately 53 of these locations were terminated in connection with the closing by the retailers of low performing stores. We now have 334 of our ATMs placed in stores of this retailer. During the fourth quarter of the fiscal year ended January 31, 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATMs were placed in these stores by December 31, 2001. See "--Significant Relationships."

      To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use the card in ATMs operated by another member of the organization to process a transaction. We have relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in our markets, all of whose members are banks, ATM network operators and other companies sponsored by member banks. We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

Revenue Sources

      Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In addition, in most cases we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. For more details, see "--Interchange/Surcharge Fees" below.

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

Interchange/Surcharge Fees

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We (or our affiliate, Universal Funding Corporation ("Funding")) receive the full interchange fee for transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full interchange fee for transactions on ATMs owned by banks or third party vendors included within our network, but we rebate a portion of each fee to the bank or third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

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

Comparison of Results of Operations for the Three Months Ended April 30, 2003 and April 30, 2002.

      Revenues. Our total revenues decreased to $1,825,019 for the first quarter ended April 30, 2003 ("first quarter 2004") from $1,963,034 for the first quarter ended April 30, 2002 ("first quarter 2003"). This decrease is due to a number of factors, including the loss of two combination gas and convenience store operators at the end of fiscal 2003 and the loss of two banking clients in first quarter 2004. See Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Recent Developments in Our Business." This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our relationship with an operator of 101 combination convenience and gas station stores. See Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Significant Relationships."

           Surcharge Revenues. Surcharge fees decreased to $1,226,619 or 67.2% of total revenues in first quarter 2004 from $1,388,339 or 70.7% of total revenues in first quarter 2003. This decrease is due in part to the loss of two combination gas and convenience store operators at the end of fiscal 2003 as well as the loss of two banking clients in first quarter 2004. The loss of surcharge revenue from these clients was partially offset by an increase in surcharge revenue from ATMs placed with a discount retailer and ATMs in 101 locations in connection with our relationship with our operator of combination convenience stores and gas stations. The number of ATMs in our network which charge a surcharge fee increased to 720 in first quarter 2004 from 704 in first quarter 2003.

           Interchange Revenues. Revenues derived from interchange fees increased to $508,937 in first quarter 2004 from $501,082 in first quarter 2003. The increase in revenues for these comparable quarters was primarily attributable to the maturing, in first quarter 2004, of some of our newly-placed ATMs on which we impose interchange fees.

           Funding. Payments made to Funding under the Management Agreement between Funding and us increased to $10,948 in first quarter 2004 compared to $2,130 in first quarter 2003. The number of ATMs which received vault cash from Funding decreased from 257 ATMs as of April 30, 2002 to 138 ATMs as of April 30, 2003. The payments made to Funding from interchange fees increased in first quarter 2004 from first quarter 2003, primarily as a result of a lower number of these ATMs. See "--Payments to Funding."

         Network Management Fees. Our revenues from network services provided to banks and third parties increased to $100,411 in first quarter 2004 from $75,743 in first quarter 2003 in large part in connection with recognizing positive processing accruals occurring in the operation of the Company's ATM network in the ordinary course of business.

     Payments to Funding. We have a relationship with our affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by us. At the request of Funding, we lease all of these ATMs to Funding so that it may protect its vault cash in the ATMs. At April 30, 2003 and 2002, Funding had vault cash located in approximately 138 ATMs and 257 ATMs, respectively, owned by us.

      We derive management fees from Funding pursuant to our Management Agreement with Funding. Under the Management Agreement, Funding receives all interchange fees for transactions processed on ATMs owned by us for which Funding provides vault cash. In exchange for "driving" the ATMs leased to Funding and providing accounting, maintenance and communication services, we receive a management fee equal to Funding's "net income." Funding's "net income" is defined in the Management Agreement as revenues from interchange fees, less armored security charges, interest expense on funds borrowed to provide vault cash, ATM location expenses, debt service related to the purchase of the ATMs, taxes or insurance on ATMs, and a monthly payment to each of Funding's shareholders representing a return on their equity investment in Funding. If Funding's "net income" is less than zero (a "net loss"), we reimburse Funding for such amount.

      The payment made by us to Funding under the Management Agreement was $10,948 in first quarter 2004, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $10,948 consisted of $87,454 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $92,331 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. The payment made by us to Funding under the Management Agreement was $2,130 in first quarter 2003, equal to Funding's "net loss" under the Management Agreement for the same period. Funding's "net loss" of $2,130 consisted of $190,885 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $186,945 and Funding's return on equity payment to shareholders of Funding in the amount of $6,070. Pursuant to the Management Agreement, Funding's expenses for purposes of computing its "net loss" did not include Funding's depreciation, amortization and bad debt expenses, which were $0 in first quarter 2004 and $0 in first quarter 2003.

      Cost of Revenues. Our total cost of revenues increased to $1,702,566 in first quarter 2004 from $1,681,261 in first quarter 2003. The principal components of cost of revenues are revenue producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, ATM maintenance and repairs, depreciation and amortization, armored car service, and vault cash rental costs. The increase in cost of revenues is primarily attributable to increased (a) network processing costs,
(b) armored car service expenses, and (c) vault cash rental charges paid to third parties. This increase was offset by a decrease in revenue generating compensation, ATM maintenance expense, and transaction credits and rebates to retail and bank clients.

      Gross Margin. Gross profit as a percentage of revenues was 6.7% in first quarter 2004 and 14.4% in first quarter 2003. The decrease in first quarter 2004 was caused by a number of factors, including loss of revenues from the loss of two convenience store/gas station operators and two banking clients, increased armored car service expenses and vault cash rental charges. This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our relationship with the operator of 101 combination convenience stores and gas stations. See Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Significant Relationships."

      Operating Expenses. Our total operating expenses decreased to $345,868 in first quarter 2004 from $400,884 in first quarter 2003. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease is principally attributable to lower administrative compensation and professional fees.

      Interest Income. Through our subsidiary, Electronic Funds Transfer, Inc. ("EFT"), we extend short-term loans to Funding, which uses the proceeds to provide vault cash for ATMs in our network which are funded by Funding. The loans generally have terms that range from 30 days to six months, and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Interest income primarily represents the interest paid by Funding to us on the outstanding balance of these loans. As of April 30, 2003, Funding paid interest on loans at rates between 2.5% and 9% per annum. Interest income decreased to $677 in first quarter 2004 from $12,103 in first quarter 2003, since we did not extend any short-term loans to Funding in first quarter 2004.

      Loss Before Taxes. We had a net loss before taxes of $231,007 during the three months ended April 30, 2003 compared to a net loss before taxes of $134,674 during the three months ended April 30, 2002 as a result of the factors discussed above.

      Income Taxes. We paid no income taxes for first quarters 2004 and 2003 as a result of the loss. We have unused operating loss carryforwards of approximately $3,500,000, which expire between 2005 and 2023.

Liquidity and Capital Resources

      Working Capital Deficit. At April 30, 2003, we had a working capital deficit of $1,467,504 compared to a working capital deficit of $1,364,187 at January 31, 2003. The ratio of current assets to current liabilities decreased to .16 at April 30, 2003 from .22 at January 31, 2003. The decrease in working capital and the ratio of current assets to current liabilities was due mainly to a decrease in revenues and other factors as described above.

      Funding Operations. We have funded our operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $79,580 in first quarter 2004 and used net cash of $111,903 in first quarter 2003. Net cash provided by operating activities in first quarter 2004 consisted primarily of depreciation and amortization of $214,170, an increase in accounts payable and accrued expenses of $53,083 and a decrease in prepaid expenses and other of $44,000, partially offset by a net loss of $231,007. Net cash provided by investing activities was $3,280 in the first quarter of 2004 compared to net cash used in first quarter 2003 of $268,553. Net cash used in financing activities was $128,099 in the first quarter 2004, compared to $143,372 in first quarter 2003. We had cash and cash equivalents of $119,028 at April 30, 2003, compared to cash and cash equivalents of $164,267 at January 31, 2003.

      Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Funding currently provides vault cash for approximately twenty percent of these ATMs. At April 30, 2003 and 2002, Funding had vault cash of approximately $1,800,000 and $2,500,000, respectively, located in approximately 138 and 257 ATMs, respectively, owned by us. Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Through our subsidiary, EFT, we loan funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at April 30, 2003 was zero and at April 30, 2002 was $364,715. For more information regarding our relationship with Funding, see"--Comparison of Results of Operations for the Three Months Ended April 30, 2003 and April 30, 2002--Payments to Funding" and our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Funding Corporation." Certain of the ATMs owned by us are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in our network that are owned by banks and third party vendors is provided by the ATM owner. Currently, we do not directly provide vault cash to any ATMs in our network.

      We also obtain vault cash under the following arrangements:

      o Chart Bank. In October 1999, we entered into an arrangement with Chart Bank allowing us to obtain up to $5,000,000 in vault cash. In January 2002, Chart Bank reduced the amount available under the arrangement to $1,000,000, of which approximately $606,000 was outstanding as of April 30, 2003. In September 2002, we entered into a new arrangement with Chart Bank, which has a term of three years and may be terminated by Chart Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to maintain cash in an account to allow
      Chart Bank to offset losses of vault cash and to pay a monthly service fee on the outstanding amount equal to the Boston Federal Home Loan Bank Classic Advanced One Year
      Regular Rate, plus a specified percentage, and must pay monthly "bank" and insurance fees. See Note 2 to the Condensed Consolidated Financial Statements.

      o WSFS. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased our limit to $5,000,000 and, as of April 30, 2003, approximately $3,200,000 was outstanding. We entered into a new arrangement with WSFS in August 2002. The WSFS arrangement has a one-year term and may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to maintain cash in an account to allow WSFS to offset losses of vault cash and to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and must pay monthly "bank" and insurance fees. See Note 2 to the Condensed Consolidated Financial Statements.

      o First Mariner Bank of Baltimore. Under our arrangement regarding the combined convenience stores and gas stations, First Mariner Bank provides vault cash (approximately $1.5 million) for all 101 ATMs placed under that arrangement.
      This arrangement has a five year term, currently has no limit on the amount of vault cash which can be placed in these ATMs and may be terminated by First Mariner Bank at any time upon breach by us and upon the occurrence of certain other events. First Mariner Bank also provides vault cash for certain ATMs in our network. As compensation for this arrangement, First Mariner Bank shares in a portion of the surcharge fees earned in connection with these ATMs.

      o Horizon National Bank. Under a vault cash arrangement executed in September 2002, Horizon National Bank has agreed to provide vault cash of up to $1.5 million for certain new
      ATMs and the ATMs located in the Kansas City area. This new arrangement has a one year term and after such one year may be terminated by either party for any reason after 60 days notice. Horizon National Bank may also terminate this arrangement at any time upon breach by us and upon the occurrence of certain other events. As compensation for this current arrangement, Horizon National Bank shares in a portion of the surcharge fees earned in connection with these ATMs and receives a monthly correspondent banking and miscellaneous fee.

      As a result of certain factors discussed below, our liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs, the loss of two combination convenience and gas store operations at the end of 2003 and the loss of certain banking clients, increased competition and a slight decline in revenue.

      As the newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. In addition, we have undertaken measures to increase revenues by looking for opportunities to replace lost customers and to reduce our expenses by streamlining and reducing workforce expenditures and renegotiating vendor contracts. To provide additional liquidity, David Bonsal, our CEO and Chairman of the Board, has signed a commitment letter agreeing to maintain a $300,000 line of credit for our use if needed. The amount of this line will be reduced each quarter by $25,000 if certain conditions are met. Mr. Bonsal may also convert the line of credit into common stock or subordinated debt. We believe that as a result of these factors cash flow from operations will be sufficient to fund operations. If cash flow from operations is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

Recent Developments in Our Business

      Loss of combination convenience stores and gas stations clients. During the fiscal year ended January 31, 2003, two operators of combination convenience stores and gas stations terminated their relationship with us effective as of January, 2003. The aggregate revenues from these operators accounted for approximately 14% and 10% of our revenues in fiscal year 2003 and 16% and 12% of our revenues in fiscal year 2002. See Annual Report on Form 10-KSB for fiscal year ended January 31, 2003-Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS--Trends--Loss of Clients." We have removed approximately 100 ATMs from sites at those combination convenience stores and gas stations. Only a few of these ATMs have been redeployed and the remaining ATMs are sitting in storage. Approximately 30 of these ATMs are owned by us and the remaining ATMs under lease will be returned to the lessor as the leases expire.

      Loss of banking clients. During first quarter 2004, ATM management servicing contracts that the Company had with two banks were terminated. A competitor of ours that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these two banks.

Significant Relationships

      During the fourth quarter of fiscal 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATM site lease agreement expires in October 2006 and may be terminated before the end of the lease term under certain circumstances. The aggregate revenues from this operator accounted for approximately 16% and 14% of our revenues in first quarter 2004 and fiscal year 2003, respectively.

      We also have a relationship with a retailer for whom approximately 334 ATMs have been installed at various locations as of April 30, 2003. The ATM site lease agreement with this retailer expires in October 2005 and the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. The aggregate revenues from this retailer accounted for approximately 38% of our revenues in first quarter 2004, 21% of our revenues in fiscal year 2003 and 13% of our revenues in fiscal year 2002.

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

      Examples of forward-looking statements include, but are not limited to:
(i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of our management or Board of Directors, including plans or objectives relating to our products or services (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates" or "anticipates," variations thereof or similar expressions.

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

o Our ability to maintain our existing relationships with an operator of combination convenience stores and gas stations at which we maintain 101 ATMs as of April 30, 2003 and a retailer for whom approximately 334 ATMs have been installed as of April 30, 2003;

o Our ability to keep our ATMs at other existing locations at reasonable rental rates and to place additional ATMs in preferred locations at reasonable rental rates;

o The extent and nature of competition from financial institutions, credit card processors and third party operators, many of whom have substantially greater resources than us;

o Our ability to maintain our ATMs and information systems technology without significant system failures or breakdowns;

o Our ability to comply with regulatory requirements of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Federal Reserve Board;

o The extent of vault cash losses from certain ATMs funded by Universal Funding Corporation for which we do not maintain insurance;

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

Item 3.    Controls and procedures

      Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2003, conducted by our Chief Executive Officer and Corporate Controller, we conclude that our disclosure controls and procedures are effective. Our Chief Executive Officer and Corporate Controller conducted this evaluation in May 2003.

      The Company has in place a system of internal controls which it believes are adequate. There have been no significant deficiencies or material weaknesses identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls.



                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings.

      See the summary included in Item 1 "Financial Statement--Notes to Condensed Consolidated Financial Statements Three Months Ended April 30, 2003--Note 3."

Item 6  Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

        (b)   Reports on Form 8-K

              We did not file any reports on Form 8-K during the quarter ended April 30, 2003.

                                   SIGNATURES
                                   ----------

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UNIVERSAL MONEY CENTERS, INC.
                               (Registrant)


Date:  June 16, 2003           By: /s/David S. Bonsal
                                  ----------------------------------
                                     David S. Bonsal
                                     Chairman of the Board
                                     and Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                            Date: June 16, 2003

                                            /s/ David S. Bonsal
                                            --------------------

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                            Date: June 16, 2003


                                            /s/ Christopher D. Greek
                                            --------------------------
                                            Christopher D. Greek
                                            Corporate Controller

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number     Description
-------    -----------

3.1*       Articles of Incorporation of Universal Money Centers,
           Inc., as amended

3.2**      Amended and Restated Bylaws of Universal Money Centers,
           Inc.

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

10.8 Master Lease Agreement dated February 28, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (incorporated by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998)

10.9 Lease Schedule dated April 20, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (incorporated by reference from
           Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998)

10.10 Assignment and Delegation dated September 25, 1998 among Universal Money Centers, Inc., as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (incorporated by reference from Exhibit 10.10 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998)

10.11 Master Lease Agreement dated November 20, 1998 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.11 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
           1999)

10.12 Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.12 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999)

10.13 Lease Schedule No. 2 dated May 11, 1999 to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and
           Dana Commercial Credit Corporation (incorporated by reference from
           Exhibit 10.1 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999)

10.14 Lease Schedule No. 3 dated June 2, 1999 to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and
           Dana Commercial Credit Corporation (incorporated by reference from
           Exhibit 10.2 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1999)

10.15 Lease Schedule No. 4, dated October 1, 1999 and accepted October 31, 1999, to the Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.2 to the registrant's Current Report on Form 8-K dated October 31, 1999)

10.16 Agreement for Assignment of ATM Space Leases dated January 14, 2000 between Universal Money Centers, Inc. and Nationwide Money Services, Inc. (incorporated by reference from Exhibit 10.16 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000)

10.17 ATM Sublease January14, 2000 among Nationwide Money Service, Inc., Universal Money Centers, Inc., and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.17 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000)

10.18 Lease Schedule No. 5 dated March 30, 2000 to Master Lease Agreement dated January 18, 1999 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.18 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2000)

10.19****  Restricted Stock Agreement dated January 12, 2001 between Universal Money Centers, Inc. and David S.
           Bonsal

10.20****  Restricted Stock Agreement dated January 12, 2001 between Universal Money Centers, Inc. and Pamela A.
           Glenn

10.21 Settlement Agreement and Release of All Claims dated November 28, 2001 between Universal Money Centers, Inc. and John L. Settles (incorporated by reference from Exhibit 10.21 to our Quarterly Report on Form 10-QSB for the quarter ended October 31, 2001)

10.22 Settlement Agreement and Release dated April 22, 2002, between Universal Money Centers, Inc. and Dave Windhorst (incorporated by reference from Exhibit 10.22 to our Annual Report on Form 10-KSB for the year ended January 31, 2002)

10.23 Commitment Letter dated May 16, 2003 from David Bonsal in favor of Universal Money Centers, Inc. (incorporated by reference from Exhibit
           10.23 to our Annual Report on Form 10-KSB for the year ended January 31, 2003)

21**       Subsidiaries of the Registrant

99.1 Certification of Chief Executive Officer of Universal Money Centers, Inc. dated June 16, 2003, which is accompanying this Annual Report on Form 10-QSB for the quarter ended April 30, 2003 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures

99.2 Certification of Corporate Controller of Universal Money Centers, Inc. dated June 16, 2003, which is accompanying this Annual Report on Form 10-QSB for the quarter ended April 30, 2003 and is not treated as filed in reliance on the SEC's Interim Guidance Regarding Filing Procedures


      * Incorporated by reference from the exhibit to our Registration Statement Pre-effective Amendment No. 1 on Form SB-2 filed on August 2, 2000 which bears the same exhibit number.

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