Form 10KSB/A
period 2003-01-31
UNIVERSAL MONEY CENTERS INC
filed 2003-08-12
CIK 702167

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ending January 31, 2003 were $8,686,464.

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

                                      PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors of the Company

                             Our
                           Director
Name                Age     Since          Principal Occupation
----                ---     -----          --------------------

David S. Bonsal      63      1987    Chairman of the Board and Chief
                                     Executive Officer of the Company

Jeffrey M. Sperry    59      1982    President, CB Richard Ellis,
                                     Albany, New York, real estate
                                     company

Arthur M. Moglowsky  66      1981    Attorney and Shareholder, Bass &
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

      Prior to 1999, Mr. Sperry served as Executive Vice President of Robert Cohn Associates, Inc., Albany, New York, a real estate company.

Executive Officers of the Company

      Our executive officers are as follows:

          Name             Age           Position
          ----             ---           --------
     David S. Bonsal       63       Chairman of the Board of Directors
                                    and Chief Executive Officer

     Pamela A. Glenn       41       Senior Vice President and
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

      Pamela A. Glenn has served as Senior Vice President since April 2002 and Corporate Secretary since September 1995. Ms. Glenn served as Vice President of UMC from May 1995 to April 2002, as a Sales Representative and Account Manager of UMC from 1991 to May 1995 and held various positions with UMC from 1982 to 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and to provide us copies. Based solely upon a review of the copies of such reports provided to us and written representations from directors and executive officers, we believe that all applicable Section 16(a) filing requirements for the fiscal year ended January 31, 2003 have been met.

Item 10.   EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning the compensation paid and awarded for the years indicated to our Chief Executive Officer and to each of our executive officers who received compensation in excess of $100,000 for services rendered in all capacities to us and our subsidiaries during the fiscal year ended January 31, 2003.

Summary Compensation Table


                               Annual Compensation                    Long-Term
                                                                      Compensation
Name and                                                              Restricted Stock      All Other
Principal Position    Year        Salary($)         Bonus($)(1)       Award ($)(2)          Compensation($)
------------------    ----        ---------         -----------       ---------------       ---------------

David S. Bonsal,      2003         97,292              4,500                      0            1,875(3)
Chief Executive       2002        114,792                  0                      0            3,750(3)
Officer               2001        125,000                  0                 20,000            3,750(3)

Donald R. Peterson,
Former Chief          2003        122,215              3,000                     --                 --
Operating Officer

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

(3) The amounts shown for fiscal 2003, 2002 and 2001 consist of contributions by us under our SIMPLE IRA Plan.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of May 31, 2003 with respect to the beneficial ownership of the Common Stock by (a) each beneficial owner of more than 5% of the outstanding shares thereof, (b) each director and each nominee to become a director, (c) each executive officer named in the Summary Compensation Table and (d) all executive officers, directors and nominees to become directors of UMC as a group.

                                                                 Percent of
                                       Number of Shares         Common Stock
Name of Beneficial Owner              Beneficially Owned       Outstanding(1)
------------------------              ------------------       --------------

David S. Bonsal (2)                       2,174,341                52.3%
Jeffrey M. Sperry                           12,478                   *
Arthur M. Moglowsky                         29,776                   *
Directors and executive officers          2,292,095                55.1%
as a group (5 persons)

* Represents beneficial ownership of less than one percent.

(1) Percentages are determined in accordance with Rule 13d-3 under the Exchange Act.

(2) The address of Mr. Bonsal is c/o Universal Money Centers, Inc., 6800 Squibb Road, Mission, Kansas 66202.

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Universal Funding Corporation

      We have maintained a business relationship with Universal Funding Corporation, a Missouri corporation ("Universal Funding"), since August 1989. The relationship began in 1989 as a result of our severe financial problems. The operation of our ATM network generally requires that we supply vault cash to ATMs owned by us to fund cash withdrawals. As a result of our financial problems, lenders were generally unwilling to extend loans, partly because of the concern that our creditors would assert claims against cash physically located in ATMs owned by us. We did not have sufficient cash to supply the vault cash for these ATMs. In order to resolve this problem and to permit us to continue to operate certain ATMs, Universal Funding was formed in 1989 by David S. Bonsal, the Chairman of the Board, John L. Settles, a former President of ours, and William Smithson, a shareholder. In 2000, Mr. Smithson sold his interest in Universal Funding to Mr. Bonsal and
Mr. Settles. Each of them now owns one-half of Universal Funding.  Mr.
Settles was our President from April 1989 through October 1990 and then from June 1999 to November 2001.

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

      We paid expenses to Funding of $33,082 and $34,993 in fiscal years 2003 and 2002, respectively. Pursuant to the Management Agreement, we assume the risk of theft or other shortages of cash from the ATMs for which Funding supplies vault cash. We incurred losses of $50,830 and $40,419 from vault cash shortages in fiscal 2003 and 2002, respectively.

      Universal Funding borrows the funds that are used to supply vault cash principally from (i) Electronic Funds Transfer, Inc., our wholly owned subsidiary ("EFT"), (ii) David S. Bonsal, our Chairman and Chief Executive Officer, and a limited partnership in which Mr. Bonsal is the general partner,
(iii) our employees and (iv) other lenders. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. As of January 31, 2003, Universal Funding paid interest on loans at rates ranging from 9% to 11% per annum. At January 31, 2003, the aggregate outstanding amount of the loans was approximately $2,234,000, of which $0 was owed to EFT, approximately $1,202,000 was owed to Mr. Bonsal and the related limited partnership, approximately $50,000 was owed to owed to employees of ours and approximately $982,000 was owed to other lenders. The maximum outstanding balances of the loans made by EFT to Universal Funding in fiscal 2003 and 2002 were $514,715 and $945,715, respectively. The total interest earned by us on loans from EFT to Universal Funding in fiscal 2003 and 2002 was $29,851 and $81,298, respectively.

      The interest rate on loans from David S. Bonsal and the related limited partnership that were outstanding during fiscal 2003 and 2002 and as of January 31, 2003 was 9-11% per annum. The total interest paid by Funding to David S. Bonsal and the related limited partnership for loans to Funding was approximately $126,466 in fiscal 2003 and approximately $138,482 in fiscal 2002.

      As noted above, the shareholders of Funding receive a return on their equity investment in Funding each month before Funding pays the management fee to us. The amount of the monthly payment to the shareholders is based upon the amount of their equity investment in Funding and is paid on the equity investment at a rate of 18% per annum. For each of fiscal 2003 and 2002, the amount paid by Funding to the shareholders of Funding as a return on equity investment was approximately $24,894 and $24,894, respectively.

Loan Commitment

      On May 16, 2003, David S. Bonsal, Chairman of the Board and Chief Executive Officer, committed to provide UMC a $300,000 line of credit. The commitment contains provisions that the maximum availability on the line of credit will be reduced during the year by the amount of equity infusions or certain long-term debt. The commitment also provides that the line will be reduced quarterly as long as the company maintains positive year to date cash flows, as defined in the commitment. The line of credit will bear interest on the daily outstanding balance at a rate to be determined by the Board of Directors at the time of the company draws on the line of credit.

                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UNIVERSAL MONEY CENTERS, INC.


                               /s/ David S. Bonsal
                               -------------------
                               David S. Bonsal
                               Chairman of the Board
                               and Chief Executive Officer

                               Dated:  August 12, 2003

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                 Date
---------                 -----                                 ----


/s/ David S. Bonsal       Chairman of the Board, Chief           August 12, 2003
------------------------  Executive Officer and Director
David S. Bonsal           (Principal Executive Officer and
                          Principal Financial and Accounting Officer)


*/s/ Jeffrey M. Sperry    Director                               August 12, 2003
------------------------
Jeffrey M. Sperry


*/s/ Arthur M. Moglowsky  Director                               August 12, 2003
------------------------
Arthur M. Moglowsky


*By:  /s/ David S. Bonsal
      -------------------
      David S. Bonsal
      Attorney-in-fact