Form 10QSB
period 2003-07-31
UNIVERSAL MONEY CENTERS INC
filed 2003-09-15
CIK 702167

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                   FORM 10-QSB

(Mark one)
|X| QUARTERLY Report purSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended July 31, 2003


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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Number of shares outstanding of each of the issuer's classes of common equity as of September 15, 2003: 4,157,378 shares of Common Stock, $.01 par value per share

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

Item 1.  Financial Statements

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                         July 31,     January 31,
                                                           2003           2003
                                                        ----------     ----------
                                                        (Unaudited)

CURRENT ASSETS

   Cash                                                  $ 218,884      $ 164,267
   Accounts receivable - trade, less allowance for
      Doubtful accounts:  $3,630 at each of  July 31
      And January 31, 2003                                  35,886         60,218
   Note receivable - affiliate                                   0              0
   Prepaid expenses and other                               99,409        158,603
   Interest receivable - affiliate                             187          1,548
                                                        ----------     ----------
            Total Current Assets                           354,366        384,636
                                                        ----------     ----------

PROPERTY AND EQUIPMENT, At cost

   Equipment                                             6,223,949      6,078,938
   Leasehold improvements                                    2,650          2,650
   Vehicles                                                 11,434         11,434
                                                        ----------     ----------
                                                         6,238,033      6,093,022
   Less accumulated depreciation                         4,389,446      4,043,099
                                                        ----------     ----------
                                                         1,848,587      2,049,923
                                                        ----------     ----------

OTHER ASSETS

   Prepaid Rent                                            122,056        144,500
   Deposit                                                  63,459
   Other                                                    28,967         30,266
                                                        ----------     ----------
                                                           214,482        174,766
                                                        ----------     ----------

                                                        $2,417,435     $2,609,325
                                                        ==========     ==========

See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         July 31, 2003     January 31, 2003
                                                          (Unaudited)
CURRENT LIABILITIES
   Current maturities of long-term debt and
      Capital lease obligations                            $  430,216       $  455,773
   Accounts payable                                         1,167,134        1,037,961
   Accounts payable--affiliate                                 85,650           88,679
   Accrued expenses                                           218,557          166,410
   Notes payable--related party                               125,000                0
                                                           ----------       ----------
            Total Current Liabilities                       2,026,557        1,748,823
                                                           ----------       ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                  102,586          232,671
                                                           ----------       ----------

STOCKHOLDERS' EQUITY
   Common stock; no par value; $.01 stated value; 40,000,000 shares authorized;
      issued 4,157,378 shares at July 31, 2003
      and January 31, 2003                                     41,574           41,574
   Additional paid-in capital                              19,781,294       19,781,294
   Retained earnings (deficit)                            (17,848,830)     (17,509,291)
                                                           ----------       ----------
                                                            1,974,038        2,313,577
   Less treasury stock, at cost; common issued July 31,
2003 - 86,511
      shares; January 31, 2003 - 27,916 shares             (1,685,746)      (1,685,746)
                                                           ----------       ----------
                                                              288,292          627,831



                                                           $2,417,435       $2,609,325
                                                           ==========       ==========


See Notes to Condensed Consolidated Financial Statements (Unaudited)



                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2003 AND 2002

                                   (UNAUDITED)



                                       Three Months Ended July 31,    Six Months Ended July 31,
                                          2003        2002               2003        2002
                                          ----        ----               ----        ----
NET REVENUES                          $  1,926,384   $2,050,525        $3,751,403  $4,013,559

COST OF REVENUES                         1,647,720    1,706,958         3,350,286   3,388,219
                                      ------------   ----------        ----------  ----------

GROSS PROFIT                               278,664      343,567           401,117     625,340



OPERATING EXPENSES                         361,929      418,571           707,797     819,455
                                      ------------   ----------        ----------  ----------

INCOME (LOSS) FROM OPERATIONS              (83,265)     (75,004)         (306,680)   (194,115)
                                      ------------   ----------        ----------  ----------

OTHER INCOME (EXPENSE)
   Interest income                             623        6,584             1,300      18,687
   Interest expense                        (13,919)     (25,351)          (30,542)    (53,017)
   Other                                   (11,971)      (7,320)           (3,617)     (7,320)
                                      ------------   ----------        ----------  ----------
                                           (25,267)     (26,087)          (32,859)    (41,650)
                                      ------------   ----------        ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES         (108,532)    (101,091)         (339,539)   (235,765)

PROVISION FOR INCOME TAXES                      --           --                --          --
                                      ------------   ----------        ----------  ----------

NET INCOME (LOSS)                     $   (108,532)  $ (101,091)       $  339,539  $ (235,765)
                                      ============   ==========        ==========  ==========
BASIC AND DILUTED EARNINGS (LOSS)     $     (0.027)  $   (0.025)       $   (0.083) $   (0.058)
PER SHARE                             ============   ==========        ==========  ==========


WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                4,070,867    4,070,867         4,070,867   4,097,737
                                      ============   ==========        ==========  ==========


See Notes to Condensed Consolidated Financial Statements (Unaudited)

                          UNIVERSAL MONEY CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                     SIX MONTHS ENDED JULY 31, 2003 AND 2002

                                   (UNAUDITED)

                                                           2003          2002
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                    $(339,539)    $(235,765)
   Items not requiring cash:
     Depreciation and amortization                        417,592       435,224
     Loss on sale of equipment                             11,105         7,320
   Changes in:
     Accounts receivable                                   25,693         6,453
     Prepaid expenses and other                           (16,605)       24,344
     Accounts payable and accrued expenses                 93,291      (124,974)
                                                        ---------     ---------
          Net cash provided by operating activities       191,537       112,602
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in note receivable - affiliate          --      (245,000)
   Purchase of property and equipment                     (19,649)      (68,832)
   Proceeds from sale of property and equipment             4,333            --
                                                        ---------     ---------
          Net cash (used in) investing activities         (15,316)     (313,832)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under long-term debt and
     capital lease obligations                           (246,604)     (241,765)
   Proceeds from issuance of related party notes          125,000            --
payable
   Purchase of treasury stock                                   0       (23,438)
                                                        ---------     ---------
          Net cash (used in) financing activities        (121,604)     (265,203)
                                                        ---------     ---------

INCREASE (DECREASE) IN CASH                                54,617      (466,433)

CASH, BEGINNING OF PERIOD                                 164,267       592,422
                                                        ---------     ---------

CASH, END OF PERIOD                                     $ 218,884     $ 125,989
                                                        =========     =========



See Notes to Condensed Consolidated Financial Statements (Unaudited)

                         UNIVERSAL MONEY CENTERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED JULY 31, 2003 (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly our consolidated financial position as of July 31, 2003, and the consolidated results of our operations for the three and six months periods and cash flows for the six month periods ended July 31, 2003 and 2002. Those adjustments consist only of normal recurring adjustments. The results of operations for the periods are not necessarily indicative of the results to be expected for the full year. The balance sheet as of January 31, 2003 has been derived from our audited condensed consolidated balance sheet as of that date.

      Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed, consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended January 31, 2003, which was filed with the Securities and Exchange Commission on May 16, 2003.

NOTE 2:  CASH

      Included in cash at July 31, 2003 and January 31, 2003 is $97,050 and $78,082 of cash that is restricted under the terms of our vault cash agreements with various financial institutions.

NOTE 3:  MATTERS POTENTIALLY AFFECTING LIQUIDITY

      In June 2002, we received notice of a property tax assessment with interest related to property taxes assessed between 1986 and 1989 totaling approximately $600,000. We have disputed these charges and believe we have reasonable defenses to the assessment.

      We have incurred losses for several years and currently have a deficiency of working capital due to reoccurring net losses. Additionally, contracts with two customers that accounted for approximately 24% of fiscal year 2003 revenues expired and were not renewed. We have been actively addressing these issues and are considering several alternatives for further mitigating these conditions during the year. During fiscal year 2003, we added an additional 250 ATMs to our network principally by expanding our relationship with a key customer. In addition, we reduced our number of employees by 10% and have eliminated certain overhead expenses. During the quarter ended April 30, 2003, we instituted surcharge fee increases on ATM transactions at selective locations. These locations accounted for approximately 35% of the surcharged transactions in fiscal year 2003. We are continuing to pursue alternatives to further enhance operations in fiscal year 2004.

      We maintain capital leases for certain ATMs under agreements containing various covenants. At July 31, 2003, we were approximately $71,000 in arrears of scheduled lease payments and in default of the lease agreement. Accordingly, approximately $53,000 of the long-term portion of our capital lease obligations have been reclassified to current liabilities at July 31, 2003.

      On May 16, 2003, our Chairman of the Board, Chief Executive Officer and principal stockholder committed to provide us with a $300,000 line of credit through April 30, 2004. The commitment contains provisions that the maximum availability on the line of credit will be reduced during the year by the amount of equity infusions or certain long-term debt. The commitment also provides that the line will be reduced quarterly as long as we maintain positive year to date cash flows, as defined in the commitment.

On July 28, 2003, we had borrowed $15,000 from our Chairman of the Board and Chief Executive Officer in exchange for an unsecured and subordinated promissory note accruing interest at an annual rate of 6.5%. This note matures on October 31, 2003. This note reduced the amount of the line of credit by $15,000.

      On July 28, 2003, we also borrowed $110,000 from our Chairman of the Board and Chief Executive Officer to fund a purchase commitment of 63 ATMs for a transaction that was consummated in September 2003. The secured promissory note accrues interest at an annual rate of 6.5% and matures on October 31, 2003.

NOTE 4:  FUTURE CHANGES IN ACCOUNTING PRINCIPLES

      The Financial Accounting Standards Board recently adopted FIN 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. We plan to adopt the accounting provisions of FIN 46 for the quarter ended October 31, 2003, and it is reasonably possible that we will be required to consolidate Universal Funding Corporation (UFC) as a result of the adoption of this standard. However, the requirement to consolidate UFC and the ultimate impact on our financial statements has not been determined.

      Our Chairman of the Board and Chief Executive Officer, who is our largest stockholder, is also the president and a stockholder of UFC. Additionally, the other stockholder of UFC is also one of our stockholders. We and certain members of our management extend loans on an unsecured basis to UFC, which are currently not consolidated in our financial statements. UFC uses the proceeds from these loans to provide vault cash to the ATMs. We also assume the risks of theft or other shortages of cash from the ATMs funded by UFC. As of July 31, 2003, UFC had total assets of $2,024,307 (unaudited).

NOTE 5:  PURCHASE COMMITMENT

      As of July 21, 2003, we entered into a purchase agreement to acquire 63 ATMs from a bank for $118,584. The agreement requires an initial payment of $63,459, which has been recorded as a noncurrent asset at July 31, 2003. The remaining purchase commitment totaling $55,125 was paid subsequent to July 31, 2003 when the ATM purchase transaction was consummated.

Item 2.   Management's Discussion and Analysis or Plan of Operation Overview

Overview

      We are engaged in operating a network of automated teller machines ("ATMs"). The ATMs provide holders of debit and credit cards access to cash, account information and other services at convenient locations and times. Debit and credit cards are principally issued by banks and credit card companies. As of July 31, 2003, our network had 720 ATMs, consisting of 695 ATMs owned by us, 16 ATMs owned by banks and nine ATMs owned by third party merchants. See "Recent Developments in Our Business." ATMs located in our network are concentrated in Kansas, Maryland, Missouri, and Texas and distributed in other states throughout the United States.

      On September 19, 2002, we amended our arrangement with a large discount retailer, allowing us to place ATMs in 212 additional stores in the eastern half of the United States. These ATMs were installed as of November 30, 2002. Approximately 53 of these locations were terminated in connection with the closing by the retailers of low performing stores. In July 2003, we acquired an additional 63 ATMs as discussed under "Recent Developments in Our Business", but these ATMs were not operational until after the end of the fiscal quarter. As of July 31, 2003, we had 333 ATMs placed in stores of this retailer. During the fourth quarter of the fiscal year ended January 31, 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATMs were placed in these stores by December 31, 2001. See "--Significant Relationships."

      To promote usage of ATMs in our network, we have relationships with national and regional card organizations (also referred to as networks) which enable the holder of a card issued by one member of the organization to use the card in ATMs operated by another member of the organization to process a transaction. We have relationships with Cirrus and Plus, the two principal national card organizations, and Star, the dominant card organization in our markets. Each of these organizations consists of members who are banks, ATM network operators and other companies sponsored by member banks. We also have relationships with major credit card issuers such as Visa, MasterCard and Discover, which enable the holder of a credit card to use ATMs in our network to process a transaction.

Revenue Sources

      Transaction Fees. Our revenues are principally derived from two types of fees, which we charge for processing transactions on our ATM network. We receive an interchange fee from the issuer of the credit or debit card for processing a transaction when a cardholder uses an ATM in our network. In most cases, we receive a surcharge fee from the cardholder when the cardholder makes a cash withdrawal from an ATM in our network. For more details, see "--Interchange/Surcharge Fees" below.

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

Interchange/Surcharge Fees

      Interchange fees are processing fees that are paid by the issuer of the credit or debit card used in a transaction. Interchange fees vary for cash withdrawals, balance inquiries, account transfers or uncompleted transactions, the primary types of transactions that are currently processed on ATMs in our network. The maximum amount of the interchange fees is established by the national and regional card organizations and credit card issuers with whom we have a relationship. We (or our affiliate, Universal Funding Corporation ("Funding")), receive the full interchange fee for transactions on ATMs we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full interchange fee for transactions on ATMs owned by banks or third party vendors included within our network, but we rebate a portion of each fee to the bank or third party vendor based upon negotiations between us. The interchange fees received by us vary from network to network and to some extent from issuer to issuer, but generally range from $0.35 to $0.75 per cash withdrawal. Interchange fees for balance inquiries, account transfers and denied transactions are generally substantially less than fees for cash withdrawals. The interchange fees received by us from the card issuer are independent of the service fees charged by the card issuer to the cardholder in connection with ATM transactions. Service fees charged by card issuers to cardholders in connection with transactions through our network range from zero to as much as $2.50 per transaction. We do not receive any portion of these service fees.

      In most markets we impose a surcharge fee for cash withdrawals. We expanded our practice of imposing surcharge fees in April 1996 when national debit and credit card organizations changed rules applicable to their members to permit these fees. Surcharge fees have become a substantial additional source of revenue for us and other ATM network operators. The surcharge fee for ATMs in our network owned by or located in banks ranges between $0.50 and $1.50 per withdrawal. The surcharge fee for other ATMs in our network ranges between $0.50 and $2.50 per withdrawal. We receive the full surcharge fee for cash withdrawal transactions on ATMs that we own, but sometimes we rebate a portion of the fee to the owner of the ATM location under the applicable lease for the ATM site. We also receive the full surcharge fee for cash withdrawal transactions on ATMs owned by banks and third party vendors included within our network, but we rebate a portion of each fee to the bank or third party vendor based upon a variety of factors, including transaction volume and the party responsible for supplying vault cash to the ATM.

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

Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2003 and July 31, 2002

      REVENUES. Our total revenues decreased to $1,926,384 for the three months ended July 31, 2003 from $2,050,525 for the three months ended July 31, 2002 and decreased to $3,751,403 for the six months ended July 31, 2003 from $4,013,559 for the six months ended July 31, 2002. This decrease is due to a number of factors, including the loss of two combination gas and convenience store operators at the end of fiscal 2003 and the loss of two banking clients in first quarter 2004. See Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Recent Developments in Our Business." This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our relationship with an operator of 101 combination convenience and gas station stores. See Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Significant Relationships."

            Surcharge Revenues. Surcharge fees decreased to $1,351,922 or 70.2% of total revenues for the three months ended July 31, 2003 from $1,487,825 or 72.6% of total revenues for the three months ended July 31, 2002 and decreased to $2,578,541 or 68.7% of total revenues for the six months ended July 31, 2003 from $2,876,164 or 71.7% of total revenues for the six months ended July 31, 2002. The loss of surcharge revenue was primarily due to a loss of clients as described above and was partially offset by an increase in surcharge revenue from ATMs placed with a discount retailer and the operator of combination convenience stores and gas stations as described above. The number of ATMs in our network which charge a surcharge fee increased to 718 as of July 31, 2003 from 659 as of July 31, 2002.

            Interchange Revenues. Revenues derived from interchange fees increased to $506,507 for the three months ended July 31, 2003 from $489,279 for the three months ended July 31, 2002, and increased to $1,015,444 for the six months ended July 31, 2003 from $990,361 for the six months ended July 31, 2002. The increase in revenues for these comparable quarters was primarily attributable to the maturing, in first quarter 2004, of some of our newly-placed ATMs on which we impose interchange fees.

            Funding. Revenues received from Funding under a Management Agreement between Funding and us were $16,787 for the three months ended July 31, 2003 and $5,839 for the six months ended July 31, 2003 compared with revenues from Funding of $12,712 for the three months ended July 31, 2002 and $10,582 for the six months ended July 31, 2002. See "--Revenue Sources." The number of ATMs which received vault cash from Universal Funding decreased from 252 ATMs as of July 31, 2002 to 108 ATMs as of July 31, 2003. The revenues earned by Funding from interchange fees increased in the three months ended July 31, 2003 from the three months ended July 31, 2002, primarily as a result of a one time positive adjustment to income of approximately $10,000 to correct an error in recording Funding's interchange revenues. See "--Revenues from Funding."

            Network Management Fees. Our revenues from network management services provided to banks and third parties decreased to $51,168 for the three months ended July 31, 2003 from $60,909 for the three months ended July 31, 2002 and increased to $151,579 for the six months ended July 31, 2003 from $136,452 for the six months ended July 31, 2002. This increase is in large part in connection with recognizing positive processing accruals occurring in the operation of our ATM network in the ordinary course of business.

      REVENUES FROM FUNDING. We have a relationship with our affiliate, Funding, under which Funding provides vault cash for certain ATMs owned by us. At the request of Funding, we lease all of these ATMs to Funding so that Funding may protect its vault cash in the ATMs. At July 31, 2003 and 2002, Funding had vault cash located in approximately 108 and 252 ATMs, respectively, owned by us.

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

            Three Months and Six Months Ended July 31, 2003. The revenues received by us from Funding under the Management Agreement were $16,787 and $5,839 for the three months and six months ended July 31, 2003. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $16,787 for the three months ended July 31, 2003 consisted of $103,829 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $80,767 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $5,839 for the six months ended July 31, 2003 consisted of $191,283 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $173,099 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345.

            Three Months and Six Months Ended July 31, 2002. The revenues received by us from Funding under the Management Agreement were $12,712 and $10,582 for the three months and six months ended July 31, 2002. These revenues equal Funding's "net income" under the Management Agreement for the same period. Funding's "net income" of $12,712 for the three months ended July 31, 2002 consisted of $211,514 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $192,527 and Funding's return on equity payment to shareholders of Funding in the amount of $6,275. Funding's "net income" of $10,582 for the six months ended July 31, 2002 consisted of $402,400 in revenues from interchange fees earned by Funding, less Funding's expenses in the amount of $379,472 and Funding's return on equity payment to shareholders of Funding in the amount of $12,345.

      COST OF REVENUES. Our total cost of revenues decreased to $1,647,720 and $3,350,286 for the three months and six months ended July 31, 2003, respectively from $1,706,958 and $3,388,219 for the three months and six months ended July 31, 2002 respectively. The principal components of cost of revenues are revenue producing salaries, telecommunication services and transaction processing charges, interchange and surcharge rebates, ATM site rentals, ATM maintenance and repairs, depreciation and amortization, armored car service, and vault cash rental costs. The decrease in cost of revenues is primarily attributable to decreased (a) transaction credits and rebates to retail and bank clients, (b) telecommunication services, and (c) depreciation and amortization. This decrease was partially offset by increases in armored car service, vault cash rental costs, and network processing costs.

      GROSS MARGIN. Gross profit as a percentage of revenues for the three months and six months ended July 31, 2003 was 14.4% and 10.7%, respectively, and for the three months and six months ended July 31, 2002 was 16.7% and 15.6%, respectively. The decrease for the three months and six months ended July 31, 2003 was caused by a number of factors, including decreased revenues resulting from the loss of two convenience store/gas station operators and two banking clients and increased armored car service expenses and vault cash rental charges. This decrease was partially offset by increased revenues generated through the expansion of our relationship with the operator of large discount retail stores and our relationship with the operator of 101 combination convenience stores and gas stations and decreased overall cost of revenue. See
Item 2: "Management's Discussion and Analysis or Plan of Operation Overview--Significant Relationships."

      OPERATING EXPENSES. Our total operating expenses decreased to $361,929 and $707,797 for the three months and six months ended July 31, 2003, respectively from $418,571 and $819,455 for the three months and six months ended July 31, 2002, respectively. The principal components of operating expenses are administrative salaries and benefits, professional fees, occupancy costs, sales and marketing expenses and administrative expenses. This decrease is principally attributable to lower administrative compensation and professional fees.

      INTEREST INCOME. Through our subsidiary, Electronic Funds Transfer, Inc. ("EFT"), we extend short-term loans to Funding, which uses the proceeds to provide vault cash for certain ATMs in our network. The loans generally have terms that range from 30 days to six months, and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Interest income primarily represents the interest paid by Funding to us on the outstanding balance of these loans. As of July 31, 2003, Funding paid interest on loans at rates between 2.5% and 9% per annum. Interest income decreased to $623 and $1,300 for the three months and six months ended July 31, 2003, respectively, from $6,584 and $18,687 for the three months and six months ended July 31, 2002, respectively, because we extended few short-term loans to Funding during the six months ended July 31, 2003.

      NET INCOME OR LOSS BEFORE TAXES. We had a net loss of $108,532 or $0.027 per share for the three months ended July 31, 2003 compared to net loss of $101,091 or $0.025 per share for the three months ended July 31, 2002. We had a net loss of $339,539 or $0.083 per share for the six months ended July 31, 2003 compared to a net loss of $235,765 or $0.058 per share for the six months ended July 31, 2002. The increased losses were attributable to the factors described above.

      INCOME TAXES. We paid no income taxes for the three months and six months ended July 31, 2003, as a result of a loss. We have unused operating loss carryforwards of approximately $3,500,000, which expire between 2005 and 2023.

Liquidity and Capital Resources

      WORKING CAPITAL DEFICIT. At July 31, 2003, we had a working capital deficit of $1,672,191, compared to a working capital deficit of $1,364,187 at January 31, 2003. The ratio of current assets to current liabilities decreased to .17 at July 31, 2003 from .22 at January 31, 2003.

      FUNDING OF OPERATIONS. We have funded our operations and capital expenditures from cash flow generated by operations, capital leases and borrowings from lenders. Operating activities provided net cash of $191,537 for the six months ended July 31, 2003 compared to $55,026 for the six months ended

July 31, 2002. Net cash provided by operating activities for the six months ended July 31, 2003 consisted primarily of depreciation of $417,592, an increase in accounts payable and accrued expenses of $93,291, a decrease in accounts receivable of $25,693 and partially offset by a net loss of $339,539 and an increase in prepaid expenses and other assets of $16,605. Net cash used in investing activities was $78,775 for the six months ended July 31, 2003, compared to net cash used in investing activities of $313,832 for the six months ended July 31, 2002. The decrease in net cash used in investing activities resulted primarily from a decrease in loans to Funding to provide vault cash. Net cash used in financing activities was $121,604 for the six months ended July 31, 2003, compared to net cash used in financing activities of $265,203 for the six months ended July 31, 2002. The decrease in the use of cash in connection with financing activities results primarily from the receipt of the proceeds from a note payable for $110,000 to a related party, which proceeds were used to purchase 63 ATMs and for working capital. See "Recent Developments in Our Business." We had cash and cash equivalents of $218,884 at July 31, 2003, compared to cash and cash equivalents of $164,267 at January 31, 2003.

      Much of our cash requirements relate to the need for vault cash for ATMs owned by us. Funding currently provides vault cash for approximately 15% of these ATMs. At July 31, 2003 and 2002, Funding had vault cash of approximately $1,800,000 and $2,600,000, respectively, located in approximately 108 and 252 ATMs, respectively, owned by us. Funding borrows the money that it provides as vault cash for our ATMs. The loans generally have terms that range from 30 days to six months and are automatically rolled over at maturity unless prior written notice of termination is given at least 30 days before maturity. Through our subsidiary, EFT, we loan funds to Funding for vault cash to the extent that Funding cannot obtain financing on reasonable terms from other sources and to the extent that we have cash available to lend to Funding. The outstanding balance of the loans made by EFT to Funding at July 31, 2003 was zero and at July 31, 2002 was $384,715. For more information regarding our relationship with Funding, see"--Comparison of Results of Operations for the Three Months and Six Months Ended July 31, 2003 and July 31, 2002--Revenues from Funding" and our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, Item 1, "DESCRIPTION OF BUSINESS--Relationship with Universal Funding Corporation." Certain of the ATMs owned by us are sponsored by banks. Vault cash for these ATMs is supplied by the sponsoring bank. Vault cash for ATMs in our network that are owned by banks and third party vendors is provided by the ATM owner. Currently, we do not directly provide vault cash to any ATMs in our network.

      We also obtain vault cash under the following arrangements:

          o Chart Bank. In October 1999, we entered into an arrangement with Chart Bank allowing us to obtain up to $5,000,000 in vault cash. In January 2002, Chart Bank reduced the amount available under the arrangement to $1,000,000, of which approximately $617,000 was outstanding as of July 31, 2003. In September 2002, we entered into a new arrangement with Chart Bank, which has a term of three years and may be terminated by Chart Bank upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to maintain cash in an account to allow Chart Bank to offset losses of vault cash (see Note 2 to the Condensed Consolidated Financial Statements). We also are required to pay a monthly service fee on the outstanding amount equal to the Boston Federal Home Loan Bank Classic Advanced One Year Regular Rate, plus a specified percentage, and monthly "bank" fees.

          o WSFS. In August 2000, we entered into an arrangement with Wilmington Savings Fund Society ("WSFS") allowing us to obtain up to $3,000,000 in vault cash. In February 2002, WSFS increased our limit to $5,000,000 and, as of July 31, 2003, approximately $3,700,000 was outstanding. We entered into a new arrangement with WSFS in August 2002. The WSFS arrangement has a one-year term and may be terminated by WSFS at any time upon breach by us and upon the occurrence of certain other events. This arrangement automatically renewed in August 2003. Under this arrangement, we are required to maintain cash in an account to allow WSFS to offset losses of vault cash (see Note 2 to the Condensed Consolidated Financial Statements). We also are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and monthly "bank" fees.

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

          o Horizon National Bank. Under a vault cash arrangement executed in September 2002, Horizon National Bank has agreed to provide vault cash of up to $1,500,000 for certain new ATMs and the ATMs located in the Kansas City area. As of July 31, 2003, approximately $1,500,000 was outstanding. This new arrangement has a one year term and after such one year may be terminated by either party for any reason after 60 days notice. Horizon National Bank may also terminate this arrangement at any time upon breach by us and upon the occurrence of certain other events. As compensation for this current arrangement, Horizon National Bank shares in a portion of the surcharge fees earned in connection with these ATMs and receives a monthly correspondent banking and miscellaneous fee.

          o First Premier Bank. In July 2003, we entered into an arrangement with First Premier Bank, which currently allows us to obtain vault cash (which does not specify a limit). As of July 31, 2003, approximately $300,000 was outstanding. This arrangement has an initial term of one year. It may be renewed for successive three year terms, and may be terminated by First Premier Bank at any time upon breach by us and upon the occurrence of certain other events. Under this arrangement, we are required to maintain cash in an account to allow First Premier Bank to offset losses of vault cash (see Note 2 to the Condensed Consolidated Financial Statements).
          We also are required to pay a monthly service fee on the outstanding amount equal to the prime rate of interest, plus a specified percentage, and monthly "bank" fees.

     As a result of certain factors discussed below, our liquidity has been reduced significantly from the same period a year ago. This reduction in liquidity is partially due to the start-up period for new ATMs, the loss of two combination convenience and gas store operations at the end of 2003 and the loss of certain banking clients, increased competition and a slight decline in revenue. We also owe approximately $71,000 in arrears under our ATM Master Lease Agreement with GATX Technology (formerly Dana Commercial Credit Corporation), but we are negotiating with the lessor to resolve this arrearage. See Part II,
Item 3--"Default Upon Senior Securities."

      In July 2003, Mr. Bonsal loaned us a total of $125,000 to purchase 63 ATMs and to provide some additional working capital in exchange for a secured short-term note payable in the amount of $110,000 and an unsecured and subordinated short-term note payable in the amount of $15,000, both of which are accruing interest at a rate of 6.5% per year. See "-- Recent Developments in Our Business". The unsecured and subordinated promissory note reduced Mr. Bonsal's commitment under the line of credit, discussed below, by $15,000.

      As newly-placed ATMs mature, such ATMs generally experience increased activity and generate increased revenues. In addition, we have undertaken measures to increase revenues by looking for opportunities to replace lost customers and to reduce our expenses by streamlining and reducing workforce expenditures and renegotiating vendor contracts. To provide additional liquidity, David Bonsal, our Chairman of the Board and Chief Executive Officer, signed a commitment letter in May 2003 agreeing to maintain a $300,000 line of credit for our use if needed of which $285,000 currently remains available. The amount of this line will be reduced each quarter by $25,000 if certain conditions are met. Mr. Bonsal may also convert amounts owed under the line of credit into common stock or subordinated debt. We believe that as a result of these factors cash flow from operations and cash available under the line of credit will be sufficient to fund operations. If cash flow and cash available under the line of credit is not sufficient to fund our operations, we may be required to seek additional sources of financing. If any of our existing financing arrangements are terminated, or if we seek additional funding to expand our ATM network, additional financing may not be available when needed or may not be available on acceptable terms. In that event, our ability to maintain and expand our ATM network may be adversely affected. The loss of one or more sources of vault cash funding or the loss of additional customers could have a material adverse effect on our business, results of operations and financial condition. As always, we continue to look for new and alternative vault cash sources.

Recent Developments in Our Business

      Expansion of Network. In July 2003, we committed to purchase 63 ATMs in place from a bank that operated these ATMs in the stores of a large discount retailer. The ATMs are in stores located in the western half of the United States with concentrations in Arizona, California and Nevada. The acquisition was funded with a loan from our Chairman of the Board and Chief Executive Officer.

      Status of certain ATMS removed from sites of former convenience store clients. During the fiscal year ended January 31, 2003, two operators of combination convenience stores and gas stations terminated their relationship with us effective as of January, 2003. See our Annual Report on Form 10-KSB for fiscal year ended January 31, 2003-Item 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS--Trends--Loss of Clients." We removed 94 ATMs from these operators' convenience store sites. In August 2003, we reached an agreement with a lessor to purchase 42 of these ATMs for cash, termination of the lease and release of all obligations under the lease. Upon consummation of this acquisition, we will own approximately 70 of the removed ATMs. As of July 31, 2003, some of the removed ATMs had been redeployed. Five of the removed ATMs were under lease with Diebold Credit Corporation and have been returned. The remaining removed ATMs are still under lease with GATX Technology (formerly Dana Commercial Credit Corporation) and we plan to return them over the next few months when the lease expires.

      Loss of banking clients. During first quarter 2004, ATM management servicing contracts we had with two banks were terminated. A competitor of ours that has the capability to provide both back office services and ATM management services has taken over the ATM management servicing for these two banks.

Significant Relationships

      During the fourth quarter of fiscal 2002, we entered into a contract to place approximately 101 ATMs in the stores of a combination convenience store and gas station operator. The ATM site lease agreement expires in October 2006 and may be terminated before the end of the lease term under certain circumstances. The aggregate revenues from this operator accounted for approximately 18% and 14% of our revenues in six months ended July 31, 2003 and fiscal year 2003, respectively.

      We also have a relationship with a retailer for whom approximately 333 ATMs have been installed at various locations as of July 31, 2003. The ATM site lease agreement with this retailer expires in October 2005 and the site owner has the right to terminate the lease before the end of the lease term under certain circumstances. The aggregate revenues from this retailer accounted for approximately 38% of our revenues in six months ended July 31, 2003, 21% of our revenues in fiscal year 2003 and 13% of our revenues in fiscal year 2002.

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

     o Our ability to maintain our existing relationships with an operator of combination convenience stores and gas stations at which we maintain 101 ATMs as of July 31, 2003 and a retailer for whom approximately 333 ATMs have been installed as of July 31, 2003;

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

Item 3.  Controls and Procedures

      We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (who also serves as the principal financial officer), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer (who also serves as the principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer (who also serves as the principal financial officer) concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

      In addition, there has been no change in our internal control over financial reporting during the quarter ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      See the summary included in Item 1 "Financial Statement--Notes to Condensed Consolidated Financial Statements Six Months Ended July 31, 2003--Note 3."

Item 3.  Defaults Upon Senior Securities

      Section 11 of our Master Lease Agreement with the lessor of ATMs, GATX Technology (formerly Dana Commercial Credit Corporation) states that if, among other things, we fail to make any payment, of rent or otherwise when due under the Master Lease Agreement, lessor shall have the right to exercise any one or more of the remedies set forth in the Master Lease Agreement. Our total obligation to the lessor as of July 31, 2003 is approximately $338,000. We currently owe approximately $71,000 in arrears under this Master Lease Agreement, but are negotiating with the lessor to resolve this arrearage.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The exhibits required by this item are listed in the Index to Exhibits set forth at the end of this Form 10-QSB.

      (b)   Reports on Form 8-K

            We did not file any reports on Form 8-K during the quarter ended July 31, 2003.

                                   SIGNATURES
                                   ----------



      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNIVERSAL MONEY CENTERS, INC.
                                    (Registrant)


Date: September 15, 2003            By:  /s/ David S. Bonsal
                                         -------------------------------------
                                         David S. Bonsal
                                         Chairman of the Board, Chief
                                         Executive Officer, Principal
                                         Financial and Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

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

      Executive Compensation Plans and Arrangements filed pursuant to Item 13(a) of Form 10-KSB: Exhibits 10.19 and 10.20.

10.1** Agreement dated August 15, 1989 among Universal Money Centers, Inc., Funding, David S. Bonsal, John L. Settles and William Smithson

10.2** Addendum dated August 29, 1989 among Universal Money Centers, Inc., Funding, David S. Bonsal, John L. Settles and William Smithson

10.3** Letter Agreement dated June 12, 1997 between Universal Money Centers, Inc. and Funding

10.4** Master Equipment Lease Agreement dated October 18, 1996 between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.5** Master Equipment Lease Agreement Schedule dated December 30, 1996, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.6** Master Equipment Lease Agreement Schedule dated October 30, 1996, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.7** Master Equipment Lease Agreement Schedule dated February 28, 1997, between Universal Money Centers, Inc. and Newcourt Communications Finance Corporation (formerly AT&T Credit Corporation)

10.8 Master Lease Agreement dated February 28, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (incorporated by reference from Exhibit 10.8 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998)

10.9 Lease Schedule dated April 20, 1998 between Universal Money Centers, Inc. and Diebold Credit Corporation (incorporated by reference from Exhibit 10.9 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended April 30, 1998)

10.10 Assignment and Delegation dated September 25, 1998 among Universal Money Centers, Inc. as assignor, Diebold Incorporated, as seller, and Diebold Credit Corporation, as assignee (incorporated by reference from Exhibit 10.10 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1998)

10.11 Master Lease Agreement dated November 20, 1998 between Universal Money Centers, Inc. and Dana Commercial Credit Corporation (incorporated by reference from Exhibit 10.11 to the registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31,
            1999)

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

10.24 Secured Promissory Note dated July 28, 2003 from Universal Money Money Centers, Inc. to David S. Bonsal in the amount of $110,000.00.

21**        Subsidiaries of the Registrant

31.1 Certification of Chief Executive Officer and Principal Financial Officer of Universal Money Centers, Inc. dated September 15, 2003

32.1 Certification of Chief Executive Officer and Principal Financial Officer of Universal Money Centers, Inc. dated September 15, 2003, which is accompanying this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2003 and is not treated as filed in reliance on the SEC's final rule, SEC Release No. 33-8238.

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